Form 10QSB
period 2004-06-30
KAHIKI FOODS INC
filed 2004-08-16
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -

Commission file number - 333-113925

                               Kahiki Foods, Inc.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Ohio
                 -----------------------------------------------
         (State or other jurisdiction or incorporation or organization)

                                   31-1056793
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                    1100 Morrison Blvd., Columbus, Ohio 43230
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (614) 322-3180
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]  No  [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,588,848 common shares.

         Transitional Small Business Disclosure Format (Check One):
                                                              Yes  [X]  No  [ ]

                               KAHIKI FOODS, INC.

                                INDEX                                     PAGE
                                                                          ----
Part I.    Financial Information:

   Item 1. Financial Statements                                            4-7
           Notes to Financial Statements                                     8

   Item 2. Arrangements, Discussion and Analysis or Plan of Operation     8-14

   Item 3. Controls and Procedures                                          14

Part II    Other Information

   Item 1. Legal Proceedings                                                14

   Item 2. Changes in Securities and Business
           Issuer Purchases of Equity Securities                            14

   Item 3. Defaults upon Senior Securities                                  14

   Item 4. Submission of Matter to a Vote of Security Holders               14

   Item 5. Other Information                                                15

   Item 6. Exhibits and Reports on Form 8-K                              16-19

Signatures                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                                     JUNE 30, 2004
                                                      (unaudited)           March 31, 2004
                                                     -------------          --------------
ASSETS
Cash                                                  $    295,215           $  1,073,901
Marketable Securities                                 $     30,000           $    585,032
Accounts Receivable                                   $  1,509,592           $  1,964,941
Inventories                                           $  2,207,153           $  1,565,863
Prepaid Expenses                                      $    133,657           $     16,055
Refundable income taxes                               $       --             $       --
Deferred Income Taxes                                 $     28,000           $     28,000
                                                      ------------           ------------
  Total current assets                                $  4,203,617           $  5,233,792
                                                      ------------           ------------

Land                                                  $    114,485           $    114,485
Building & Improvements                               $  2,499,262           $  2,499,262
Machinery & equipment                                 $  2,076,900           $  2,052,144
Furniture & fixtures                                  $     68,533           $     67,146
Vehicles                                              $    146,268           $    146,269
CIP                                                   $  5,090,680           $  3,776,366
                                                      ------------           ------------
                                                      $  9,996,128           $  8,655,672
                                                      ------------           ------------
less:  accum depreciation                             $ (1,623,304)          $ (1,475,370)
                                                      ------------           ------------
  Net property & equipment                            $  8,372,824           $  7,180,302
                                                      ------------           ------------

Deferred bond fees                                    $    146,107           $    147,988
Deferred Taxes                                        $     27,000           $     27,000
Other                                                 $    440,414           $    439,655
                                                      ------------           ------------
  Total other assets                                  $    613,521           $    614,643
                                                      ------------           ------------

                                                      ------------           ------------
TOTAL ASSETS                                          $ 13,189,962           $ 13,028,737
                                                      ============           ============

LIABILITIES & EQUITY
Current debt                                          $    529,491           $    529,491
Current portion of bond                               $    140,000           $    140,000
Line of credit                                        $       --             $  1,000,000
Accounts Payable                                      $  2,453,535           $  1,905,171
Accrued expenses                                      $    413,664           $    545,027
Income taxes payable                                  $    149,671           $    413,000
                                                      ------------           ------------
   Total current liabilities                          $  3,686,361           $  4,532,689
                                                      ------------           ------------

Bond Obligation                                       $  3,967,545           $  4,002,546
Line of credit                                        $  1,001,556           $       --
Long-term debt                                        $  1,050,593           $  1,145,635
                                                      ------------           ------------
  Total Liabilities                                   $  9,706,055           $  9,680,870
                                                      ------------           ------------

Stockholders' Equity

Common stock, no par value, 10,000,000
  shares authorized; 3,588,848 and 3,588,848          $  2,761,156           $  2,770,123
  issued
Retained earnings                                     $    722,751           $    577,744
                                                      ------------           ------------
  Total stockholders' equity                          $  3,483,907           $  3,347,867
                                                      ------------           ------------

                                                      ------------           ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 13,189,962           $ 13,028,737
                                                      ============           ============

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)


                                                       THREE MONTHS ENDED JUNE 30,
                                                       2004                  2003
                                                    -----------           -----------
Sales                                               $ 5,215,735           $ 1,801,301

Cost of sales:
  Cost of sales                                       3,548,807             1,169,688
  Depreciation                                          131,148               125,730
                                                    -----------           -----------
    Total cost of sales                               3,679,955             1,295,418
                                                    -----------           -----------

Gross margin                                          1,535,780               505,883

Operating expenses:
  Depreciation & amortization                            18,666                15,864
  General and administrative expenses                 1,205,576               622,608
                                                    -----------           -----------
    Total operating expenses                          1,224,242               638,472

                                                    -----------           -----------

Income (loss) from operations                           311,538              (132,589)
                                                    -----------           -----------


Other income (expense):
  Interest expense                                      (54,187)              (33,246)
  Interest and dividend income                            6,747                36,982
  Net gain (loss) on marketable securities              (22,420)               21,780
                                                    -----------           -----------
    Total other income (expense)                        (69,860)               25,516
                                                    -----------           -----------

Income (loss) before income taxes                       241,678              (107,073)

Income tax expense (benefit)                             96,671               (36,405)
                                                    -----------           -----------

Net income (loss)                                       145,007               (70,668)
                                                    ===========           ===========

Weighted average shares outstanding:
  Basic                                               3,588,848             2,964,888
                                                    ===========           ===========
  Diluted                                             4,292,430             2,964,888
                                                    ===========           ===========

Net income (loss) per common share:
  Basic                                             $      0.04           $     (0.02)
                                                    ===========           ===========
  Diluted                                           $      0.03           $     (0.02)
                                                    ===========           ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)



                                                      Additional           Retained          Treasury
                                 Common Stock       Paid-In Capital   Earnings (Deficit)       Stock              Total
                                 ------------       ---------------   ------------------       -----              -----
BALANCE AT MARCH 31, 2004        $ 2,770,123           $      --         $   577,744        $        --        $ 3,347,867

Costs from stock issuance             (8,967)                                                                  $    (8,967)

Net income                                                                   145,007                               145,007
                                 -----------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004         $ 2,761,156           $      --         $   722,751        $        --        $ 3,483,907
                                 =========================================================================================

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                    2004                  2003
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                              $   145,007           $   (70,668)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                149,814               125,730
        Unrealized (gain) loss on marketable securities               14,980               (23,092)
        (Increase) decrease in operating assets:
           Accounts Receivable                                       455,349                54,323
           Inventories                                              (641,290)             (234,435)
           Refundable income taxes                                      --                  56,000
           Other assets                                             (118,361)              (52,697)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                          548,364               481,787
           Accrued Expenses                                         (131,363)               (1,639)
           Income taxes payable                                     (263,329)              (91,414)
                                                                 -----------           -----------
         Net cash provided by operating activities                   159,171               243,895

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                              (26,143)              (32,969)
  Purchase of new facility improvements                           (1,314,312)             (831,745)
  Proceeds from the sale of marketable securities                    540,052               287,314
                                                                 -----------           -----------
          Net cash used in investing activities                     (800,403)             (577,400)
                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                     1,556                (6,000)
  Proceeds from long-term debt                                          --                  73,908
  Proceeds from the issuance of bond obligation                         --                 339,351
  Payments on long-term debt                                         (95,042)                 --
  Costs from stock issuance                                           (8,967)                 --
  Payment of bond obligation                                         (35,001)                 --

                                                                 -----------           -----------
           Net cash provided by financing activities                (137,454)              407,259
                                                                 -----------           -----------

           Net increase (decrease) in cash                          (778,686)               73,754

Cash - beginning of period                                         1,073,901               182,672
                                                                 -----------           -----------

Cash - end of period                                             $   295,215           $   256,426
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                    $    54,186           $    33,246
     Income taxes                                                $   360,000           $      --

See notes to the financial statements.

1. ORGANIZATION AND NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended March 31, 2004, which is included in the Company's Form SB-2 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Kahiki was founded in 1961 as a theme based Polynesian restaurant. It was recognized as one of the top restaurants in Asian-Pacific category. In 1995, we built a small (7,000 sq ft) USDA approved food-manufacturing facility on the restaurant site and began to market frozen Polynesian/Asian foods for wholesale distribution under the Kahiki(R) brand for retail and foodservice markets.

In 2000, the Kahiki was named "The Coolest Bar in the World" by Food & Wine Magazine and "The Best Polynesian Restaurant in the World" by Restaurant & Hospitality Rating Bureau. In June 2000, we sold the land that the restaurant was located on to Walgreen's for $2,000,000, and we closed the restaurant on August 26, 2000. Since September 2000, we have concentrated on manufacturing of frozen foods and a medium sized (22,000 square foot) USDA approved facility was opened.

For the year ended March 31, 2001, our highlights were disposing of assets like equipment, land, and building where the restaurant and plant were located, ceased our restaurant operation, declared stock dividends of 3 for 1 to all shareholders, opened a new processing plant, established a new corporate office, assembled a strong sales team, invested over $1,479,728 into leasehold improvements, processing equipment, and research and development.

In December 2002, we arranged a state economic development bond with the State of Ohio for 4.18 million dollars. The proceeds were used to purchase a large production facility in the form of a 119,000 square foot food processing plant for 2.25 million dollars. The balance of the bond was used for leasehold improvements and equipment which sum had to be supplemented by additional funds from us in order to continue the project to completion.

We have, or will have spent an additional $4.3 million on leasehold and expenses and expect to be open for operation in August, 2004. We believe that this facility will meet our needs for the foreseeable future without having to expand the facility. If necessary, the property has an additional 17 acres for possible sale or expansion. The lease on our present 22,000 square foot facility will terminate in January 2005. We expect we will run somewhat parallel in operations until we are confident that all systems in the new facility are operating properly.

In May of 2003, we delivered a two-for-one split for all shareholders.

In February of 2004, we arranged the sale of 588,235 units ($1,000,000), consisting of 588,235 of our common shares and 588,234 of our warrants, to Barron Partners LP of New York and 14,705 ($25,000) to Bill Velmer of Salt Lake City, Utah at $1.70 per share.

The transaction also included 294,117 Warrants at exercise prices from $2.25 to $2.75 depending on Kahiki EBITDA from January 1, 2004 to September 30, 2004 and for 294,117 Warrants at exercise prices from $3.25 to $3.75 depending on our EBITDA from January 1, 2004 to December 31, 2004. In certain circumstances, the warrants may be exchanged at $.25 if our EBITDA falls below certain criteria. The expenses associated with this offering included $70,000 to Laconia Capital and 30,000 Warrants to Laconia Capital for services as our placement agent. We are required to keep the common shares and warrants registered for a period of two quarters. We may require Barron Partners to exercise the warrants or lose them if the market price of our common shares exceeds $3.50, with regard to the $2.25 Warrants, and $5.50, with regard to the $3.00 warrants, for 20 consecutive days.

In March of 2004, we sold a small warehouse for $110,000 and realized a gain of $75,271 on the sale.

Currently, we have three marketing segments throughout the country; retail, foodservices, and warehouse clubs. Key customers in retail supermarket segments are: Wal-Mart Supercenters, The Kroger Co., Albertson's , C & S Wholesale, H.E. Butt, Publix, Meijer, Smart & Final, SuperValu, and Wakefern; in foodservice segments are: Gordon Food Service, Best Express, Abbott Foods/Sysco, Magic Wok, Orlando Food Service, and U.S. Food Service; and in warehouse clubs segments are: Sam's Club and Costco.

Our current activities include:

        o       Product research and development
        o       Development of markets and distribution
        o       Market search of strategic alliances
        o       Development of corporate infrastructure
        o       Production of high quality Asian products under USDA guidelines

DISCUSSION OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues are recognized when the goods are delivered.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

CASH
For purposes of the statements of cash flows, cash includes cash on hand and demand deposits held by banks.

We maintain our cash in two accounts at two financial institutions. The carrying value is a reasonable estimate of the fair value.

MARKETABLE TRADING SECURITIES

Management determines the appropriate classification of marketable securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. Our marketable securities are classified as trading. Trading securities are held for resale in anticipation of short-term fluctuations in market prices and are held at market value. Realized and unrealized gains and losses on the marketable securities are included in income.

ACCOUNTS RECEIVABLE - TRADE

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 15 days of the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances 60 days past the invoice date are considered delinquent. Payments received for accounts receivable are allocated to the specific invoices identified on the customer remittance advice or, if unspecified, are applied to the earliest unpaid invoices. We do not charge interest on past due account balances.

The carrying amount of accounts receivable is reduced when necessary, by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all customer account balances on a monthly basis, and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. After management's review of all accounts receivable balances, management believes all amounts are collectible and a valuation allowance is not necessary.

INVENTORIES

Inventories consist of perishable food products and paper supplies. The inventories are valued at the lower of cost (first-in, first-out method) or market. Impairment and changes in market value are evaluated on a per item basis.

If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation computed using the straight-line method. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Property and equipment are depreciated over their estimated useful lives of 5 to 39 years.

EARNINGS PER SHARE

Earnings per share are computed on the weighted average number of common shares outstanding including any dilutive options.

LONG-TERM DEBT

Long-term debt is subject to certain covenants and restrictions including maintenance of certain financial requirements. Rates currently available from the bank for debt with similar terms and remaining maturities are used to estimate the fair value of the debt. Our carrying value approximates the fair value of the debt.

STOCK OPTIONS

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock option plan for employees, consultants and the outside directors. The vesting period of the options granted range from immediately exercisable to four quarters. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options issued under the plan since the exercise price of the options was equal to the market value of the shares at the date of grant.

LEASE COMMITMENTS

We lease a facility used for our wholesaling operations under an agreement that is accounted for as an operating lease. This lease requires monthly payments of $6,400 through January 2005. We have the option to renew for two additional three-quarter terms.

We also lease manufacturing equipment under operating lease agreements. These leases expire at various dates through 2008 and require total monthly payments of $18,621.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the quarters ended June 30, 2004 and 2003:

                  QUARTERS ENDED JUNE 30                  (in %)
                                                           2004           2003
                                                           ----           ----
         Revenues ...............................           100            100
         Cost of revenues .......................            71             72
                                                           ----           ----
         Gross profit ...........................            29             28
         Operating Expenses .....................            23             35
                                                           ----           ----
         Income from operations .................             6             (7)
         Interest expense .......................            (1)            (2)
         Interest and dividend income ...........             0              2
         Net Gain (less) on marketable securities             0              1
                                                           ----           ----
         Income from continuing operations before
          Income tax ............................             5             (6)
         Income tax .............................             2             (2)
                                                           ----           ----
         Net income .............................             3             (4)
                                                           ====           ====

REVENUES

Revenues for the quarter ended June 30, 2004 were $5,215,735 compared to $1,801,301 revenues for the comparable quarter ended June 30, 2003. The increase is primarily due to food manufacturing sales efforts with the increase of new accounts, both retail and club stores, and due to the introduction of new items.

COST OF GOODS

The gross margin on sales of products was $1,535,780 for the quarter ended June 30, 2004 compared to $505,883 for the quarter ending June 30, 2003. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the item produced. The mass production of product line to club markets resulted in high efficiency, the higher volume of business also resulted in greater efficiencies, offset partially by higher raw materials prices in the quarter ended June 30, 2004.


OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2004 were $1,224,242 compared to

$638,472 for the comparable period in 2003, which is an increase of $585,770 or 92%. Most of the increase was attributable to marketing and advertising expenses, which increased to

$780,184 for the quarter ended June 30, 2004, from $327,154 for the quarter ended June 30, 2003.

RESEARCH AND DEVELOPMENT

Expenditures of $14,026 for the quarter ended June 30, 2004 compared to $8,657 for the quarter ended June 30, 2003, an increase of 62%. The increase was due to increased development activities.


NET INCOME

Our net income for the quarter ended June 30, 2004 was $145,007, as compared to a loss of $70,668 for the quarter ended June 30, 2003.


CONCLUSIONS

Our management believes that the quarter ended June 30, 2004 show our trend is up over prior year and we expect this to continue with our recent introduction of new items; and the improved results from our expanded marketing team.


Liquidity and Capital Resource

BANK FINANCING MATTERS

On June 1, 2004, we entered into a two year agreement with a bank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 50% of eligible inventory. The line was used to pay off a $1,100,000 line, and provide working capital. The revolving loan matures on May 31, 2006.

In December 2002, we arranged a state economic development bond with the State of Ohio for 4.18 million dollars. The bond matures December 1, 2022, and with interest rates and maturity dates as follows: $1,100,000 matures December 1, 2010 at an interest rate of 4.55%; $1,040,000 matures December 1, 2015, at an interest rate of 5.25%; and $2,040,000 matures December 1, 2022, at an interest rate of 5.85%. The proceeds were used to purchase a large production facility in the form of an 119,000 square foot food processing plant for 2.25 million dollars. The balance of the bond was used for building improvements and equipment, which sum had to be supplemented by additional funds in order to continue the project to completion.

During the fiscal quarter ended June 30, 2004, we spent $1,314,312 in building improvements and equipment and anticipate an additional $650,000 to complete the new plant for occupancy. We anticipate funding the additional $650,000 through cash on hand, and cash flow generated from operations.

During the quarter ended June 30, 2004, we sold a marketable security, providing $540,000 in cash.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect only Kahiki Food's opinion as of the date of this Quarterly Report. We do not assume any obligation to revise forward-looking statements.

ITEM 3. Controls and Procedures

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings - Not Applicable.

ITEM 2. Change in Securities and Small Business Issuer Purchases of Equity Securities - Not Applicable.

ITEM 3.  Defaults Upon Senior Securities - Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders. - At the annual meeting of the shareholders of Kahiki Foods, Inc., held on August 9, 2004, the following

Directors were elected to serve for one year or until their successors are elected by the vote totals noted:

         -----------------------------------------------------------------------------------
                          NAME              VOTES FOR      VOTES AGAINST OR       ABSTAIN
                                                               WITHHELD
         -----------------------------------------------------------------------------------
         Michael C. Tsao                    2,749,908             12                 0
         -----------------------------------------------------------------------------------
         Alice W. Tsao                      2,749,908             12                 0
         -----------------------------------------------------------------------------------
         Alan Hoover                        2,749,908             12                 0
         -----------------------------------------------------------------------------------
         Dr. Winston Bash                   2,749,908             12                 0
         -----------------------------------------------------------------------------------
         Bob Binsky                         2,749,908             12                 0
         -----------------------------------------------------------------------------------
         Bradford M. Sprague                2,749,908             12                 0
         -----------------------------------------------------------------------------------
         Charles Dix                        2,749,248             672                0
         -----------------------------------------------------------------------------------
         Allen J. Proctor                   2,749,248             672                0
         -----------------------------------------------------------------------------------
         R. L. Richards                     2,749,248             672                0
         -----------------------------------------------------------------------------------


         Additionally by a vote of 2,749,590 shares for, 0 shares against and 330 shares abstain, the shareholders ratified and approved the selection of Child, Sullivan & Company as Kahiki's auditors for the fiscal year ended March 31, 2005.



ITEM 5.  Other Information - Not applicable.

ITEM 6.  Exhibits and Reports on Form 8.K.

(a)  Exhibits.

      Exhibits filed with this Quarterly Report on Form 10-QSB are attached hereto. For a list of our exhibits, see "Index to Exhibits" (following the signature page).

(b)  Reports on Form 8-K. - not applicable


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAHIKI FOODS, INC.
                                          ------------------
                                          (Registrant)

Date: August 13, 2004                     /s/  Michael C. Tsao
                                          -------------------------------------
                                          Michael C. Tsao, President and CEO

Date: August 13, 2004                     /s/ Julia A. Fratianne
                                          -------------------------------------
                                          Julia A. Fratianne, Treasurer and CFO

                                INDEX TO EXHIBITS

Exhibit No.       Description                                           Location
-----------       ------------------                                    --------
    31.1          Certification of the Chief Executive Officer          Filed herewith.
                  Pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002.

    31.2          Certification of the Chief Financial Officer          Filed herewith.
                  Pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002.

    32            Certification pursuant to Rule 13a-14(b) and          Filed herewith.
                  Section 1350 of Chapter 63 of Title 18 of the
                  United States Code, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
