Form 10QSB/A
period 2004-06-30
KAHIKI FOODS INC
filed 2004-10-15
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -

Commission file number - 333-113925

                               Kahiki Foods, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Ohio
        -----------------------------------------------------------------
         (State or other jurisdiction or incorporation or organization)

                                   31-1056793
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                    1100 Morrison Blvd., Columbus, Ohio 43230
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 322-3180
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,588,848 common shares.

      Transitional Small Business Disclosure Format (Check One): Yes[X] No[ ]

                               KAHIKI FOODS, INC.

                                     INDEX

                                                                                           PAGE
                                                                                          ------
Part I.               Financial Information:

         Item 1.      Financial Statements                                                  4-7
                      Notes to Financial Statements                                           8

         Item 2.      Management's Discussion and Analysis or Plan of Operation            8-14

         Item 3.      Controls and Procedures                                                14

Part II               Other Information

         Item 1.      Legal Proceedings                                                      14

         Item 2.      Changes in Securities and Business
                      Issuer Purchases of Equity Securities                                  14

         Item 3.      Defaults upon Senior Securities                                        14

         Item 4.      Submission of Matter to a Vote of Security Holders                     14

         Item 5.      Other Information                                                      15

         Item 6.      Exhibits and Reports on Form 8-K                                    16-19

Signatures                                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                                JUNE 30, 2004
                                                  (UNAUDITED)    MARCH 31, 2004
                                                -------------    --------------
ASSETS
Cash                                            $     295,215    $    1,073,901
Marketable Securities                           $      30,000    $      585,032
Accounts Receivable                             $   1,509,592    $    1,964,941
Inventories                                     $   2,207,153    $    1,565,863
Prepaid Expenses                                $     133,657    $       16,055
Refundable income taxes                         $           -    $            -
Deferred Income Taxes                           $      28,000    $       28,000
                                                -------------    --------------
  Total current assets                          $   4,203,617    $    5,233,792
                                                -------------    --------------

Land                                            $     114,485    $      114,485
Building & Improvements                         $   2,499,262    $    2,499,262
Machinery & equipment                           $   2,076,900    $    2,052,144
Furniture & fixtures                            $      68,533    $       67,146
Vehicles                                        $     146,268    $      146,269
CIP                                             $   5,090,680    $    3,776,366
                                                -------------    --------------
                                                $   9,996,128    $    8,655,672
                                                -------------    --------------
less:  accum depreciation                       $  (1,623,304)   $   (1,475,370)
                                                -------------    --------------
  Net property & equipment                      $   8,372,824    $    7,180,302
                                                -------------    --------------

Deferred bond fees                              $     146,107    $      147,988
Deferred Taxes                                  $      27,000    $       27,000
Other                                           $     440,414    $      439,655
                                                -------------    --------------
  Total other assets                            $     613,521    $      614,643
                                                -------------    --------------
TOTAL ASSETS                                    $  13,189,962    $   13,028,737
                                                =============    ==============

LIABILITIES & EQUITY
Current debt                                    $     529,491    $      529,491
Current portion of bond                         $     140,000    $      140,000
Line of credit                                  $           -    $    1,000,000
Accounts Payable                                $   2,453,535    $    1,905,171
Accrued expenses                                $     413,664    $      545,027
Income taxes payable                            $     149,671    $      413,000
                                                -------------    --------------
   Total current liabilities                    $   3,686,361    $    4,532,689
                                                -------------    --------------

Bond Obligation                                 $   3,967,545    $    4,002,546
Line of credit                                  $   1,001,556    $            -
Long-term debt                                  $   1,050,593    $    1,145,635
                                                -------------    --------------
  Total Liabilities                             $   9,706,055    $    9,680,870
                                                -------------    --------------

Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,588,848 and 3,588,848
  issued                                        $   2,761,156    $    2,770,123

Retained earnings                               $     722,751    $      577,744
                                                -------------    --------------
  Total stockholders' equity                    $   3,483,907    $    3,347,867
                                                -------------    --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  13,189,962    $   13,028,737
                                                =============    ==============

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
                                                 ===========        ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                   Additional         Retained          Treasury
                                Common Stock    Paid-In Capital   Earnings (Deficit)      Stock          Total
                                -----------     ---------------   ------------------    --------       ----------
BALANCE AT MARCH 31, 2004       $ 2,770,123     $             -   $          577,744    $      -       $3,347,867

Costs from stock issuance            (8,967)                                                           $   (8,967)

Net income                                                                   145,007                      145,007
                                -----------     ---------------   ------------------    --------       ----------
BALANCE AT JUNE 30, 2004        $ 2,761,156     $             -   $          722,751    $      -       $3,483,907
                                ===========     ===============   ==================    ========       ==========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                               THREE MONTHS ENDED JUNE 30,
                                                                 2004              2003
                                                              -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   145,007        $ (70,668)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                             149,814          125,730
        Unrealized (gain) loss on marketable securities            14,980          (23,092)
        (Increase) decrease in operating assets:
           Accounts Receivable                                    455,349           54,323
           Inventories                                           (641,290)        (234,435)
           Refundable income taxes                                      -           56,000
           Other assets                                          (118,361)         (52,697)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                       548,364          481,787
           Accrued Expenses                                      (131,363)          (1,639)
           Income taxes payable                                  (263,329)         (91,414)
                                                              -----------        ---------
         Net cash provided by operating activities                159,171          243,895

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                           (26,143)         (32,969)
  Purchase of new facility improvements                        (1,314,312)        (831,745)
  Proceeds from the sale of marketable securities                 540,052          287,314
                                                              -----------        ---------
          Net cash used in investing activities                  (800,403)        (577,400)
                                                              -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                  1,556           (6,000)
  Proceeds from long-term debt                                          -           73,908
  Proceeds from the issuance of bond obligation                         -          339,351
  Payments on long-term debt                                      (95,042)               -
  Costs from stock issuance                                        (8,967)               -
  Payment of bond obligation                                      (35,001)               -
                                                              -----------        ---------
           Net cash provided by financing activities             (137,454)         407,259
                                                              -----------        ---------

           Net increase (decrease) in cash                       (778,686)          73,754

Cash - beginning of period                                      1,073,901          182,672
                                                              -----------        ---------

Cash - end of period                                          $   295,215        $ 256,426
                                                              ===========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                 $    54,186        $  33,246
     Income taxes                                             $   360,000        $       -

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

The transaction also included 294,117 Warrants at an exercise price of $2.25/common share and 294,117 Warrants at an exercise price of $3.00/common share. The expenses associated with this offering included $70,000 to Laconia Capital and 30,000 Warrants to Laconia Capital for services as our placement agent. We are required to keep the common shares and warrants registered for a period of two years.

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

Our current activities include:

      -     Product research and development

      -     Development of markets and distribution

      -     Market search of strategic alliances

      -     Development of corporate infrastructure

      -     Production of high quality Asian products under USDA guidelines

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the quarters ended June 30, 2004 and 2003:

QUARTERS ENDED JUNE 30

                                                                  (in %)

                                                                  2004           2003
Revenues                                                           100            100
Cost of Revenues                                                    71             72
                                                                  ----           ----

Gross profit                                                        29             28
Operating Expenses                                                  23             35
                                                                  ----           ----
Income from operations                                               6             (7)
Interest expense                                                    (1)            (2)
Interest and dividend income                                         0              2
Net Gain (loss) on marketable securities                             0              1
                                                                  ----           ----
Income from continuing operations before
      Income tax                                                     5             (6)
                                                                                 ----
Income tax                                                           2             (2)
                                                                  ----           ----
Net Income                                                           3             (4)
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

COST OF GOODS

The gross margin on sales of products was $1,535,780 for the quarter ended June 30, 2004 compared to $505,883 for the quarter ending June 30, 2003. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the item produced. Cost of food increased significantly in the quarter ended June 30, 2004 to 31% of sales, compared to 23% of sales for the year ended March 31, 2004.The mass production of product line to club markets and higher volumes of business partially offset these higher raw material costs in the quarter ended June 30, 2004.

Cost of sales include cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

      Operating expenses for the quarter ended June 30, 2004 were $1,224,242 compared to $638,472 for the comparable period in 2003, which is an increase of $585,770 or 92%. Most of the increase was attributable to marketing and advertising expenses, which increased to $780,183 for the quarter ended June 30, 2004, from $327,154 for the quarter ended June 30, 2003.

RESEARCH AND DEVELOPMENT

      Expenditures on research and development were $14,026 for the quarter ended June 30, 2004 compared to $8,657 for the quarter ended June 30, 2003, an increase of 62%. The increase was due to increased development activities.

NET INCOME

      Our net income for the quarter ended June 30, 2004 was $145,007, as compared to a loss of $70,668 for the quarter ended June 30, 2003.

Liquidity and Capital Resource

BANK FINANCING MATTERS

On June 1, 2004, we entered into a two year agreement with a bank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 50% of eligible inventory. The line was used to pay off a $1,100,000 line, and provide working capital. The revolving loan matures on May 31, 2006. At June 30, 2004, we had working capital of approximately $700,000.

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

During the fiscal quarter ended June 30, 2004, we spent $1,314,312 in building improvements and equipment and anticipate an additional $1,800,000 to complete the newplant for occupancy. We do not believe that current cash and liquidity sources can satisfy our funding needs beyond the middle of our third fiscal quarter and we are exploring additional financing sources, which we believe are available to us. There can be no assurances of our ability to obtain additional financing.

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

Directors were elected to serve for one year or until their successors are elected by the vote totals noted:

                                           VOTES AGAINST OR
      NAME                VOTES FOR           WITHHELD          ABSTAIN
      ----                ---------           --------          -------
Michael C. Tsao           2,749,908              12               0
Alice W. Tsao             2,749,908              12               0
Alan Hoover               2,749,908              12               0
Dr. Winston Bash          2,749,908              12               0
Bob Binsky                2,749,908              12               0
Bradford M. Sprague       2,749,908              12               0
Charles Dix               2,749,248             672               0
Allen J. Proctor          2,749,248             672               0
R. L. Richards            2,749,248             672               0

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

                                          KAHIKI FOODS, INC.
                                          --------------------------------------
                                          (Registrant)

Date: August 13, 2004                     /s/  Michael C. Tsao
                                          --------------------------------------
                                          Michael C. Tsao, President and CEO

Date: August 13, 2004                     /s/ Julia A. Fratianne
                                          --------------------------------------
                                          Julia A. Fratianne, Treasurer and CFO

                                INDEX TO EXHIBITS

Exhibit No.    Description                                       Location
-----------    -----------                                       --------
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