Form 10QSB
period 2004-09-30
KAHIKI FOODS INC
filed 2004-11-15
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -

Commission file number - 333-113925

                               Kahiki Foods, Inc.
        ------------------------------ ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Ohio
         --------------------------------------------------------------
         (State or other jurisdiction or incorporation or organization)

                                   31-1056793
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                    1100 Morrison Blvd., Gahanna, Ohio 43230
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 322-3180
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,597,848 common shares.

      Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                               KAHIKI FOODS, INC.

                           INDEX                                                     PAGE
                           -----                                                     ----
Part I.           Financial Information:

        Item 1.   Financial Statements                                                4-7
                  Notes to Financial Statements                                         8

        Item 2.   Management's Discussion and Analysis or Plan of Operation          8-14

        Item 3.   Controls and Procedures                                              15

Part II           Other Information

        Item 1.   Legal Proceedings                                                    15

        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds          15

        Item 3.   Defaults upon Senior Securities                                      15

        Item 4.   Submission of Matter to a Vote of Security Holders                   15

        Item 5.   Other Information                                                    15

        Item 6.   Exhibits                                                          16-19

Signatures                                                                             15

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                              SEPTEMBER 30, 2004  MARCH 31, 2004
                                              ------------------  --------------
                                                  (UNAUDITED)
ASSETS
Cash                                             $     84,176      $  1,073,901
Marketable Securities                            $     30,000      $    585,032
Accounts Receivable                              $  1,943,628      $  1,964,941
Inventories                                      $  1,640,238      $  1,565,863
Prepaid Expenses                                 $     54,037      $     16,055
Deferred Income Taxes                            $     30,206      $     28,000
                                                 ------------      ------------
  Total current assets                           $  3,782,285      $  5,233,792
                                                 ------------      ------------
Land                                             $    114,485      $    114,485
Building & Improvements                          $  2,499,262      $  2,499,262
Machinery & equipment                            $  2,132,944      $  2,052,144
Furniture & fixtures                             $     81,738      $     67,146
Vehicles                                         $    146,268      $    146,269
Construction in progress                         $  6,746,045      $  3,776,366
                                                 ------------      ------------
                                                 $ 11,720,742      $  8,655,672
                                                 ------------      ------------
less:  accum depreciation                        $ (1,740,007)     $ (1,475,370)
                                                 ------------      ------------
  Net property & equipment                       $  9,980,735      $  7,180,302
                                                 ------------      ------------
Deferred bond fees                               $    144,225      $    147,988
Deferred Taxes                                   $     27,000      $     27,000
Other                                            $     20,437      $    439,655
                                                 ------------      ------------
  Total other assets                             $    191,662      $    614,643
                                                 ------------      ------------
TOTAL ASSETS                                     $ 13,954,682      $ 13,028,737
                                                 ============      ============
LIABILITIES & EQUITY
Current debt                                     $    533,313      $    529,491
Current portion of bond                          $    140,000      $    140,000
Line of credit                                   $          -      $  1,000,000
Accounts Payable                                 $  2,908,319      $  1,905,171
Accrued expenses                                 $    333,540      $    545,027
Income taxes payable                             $          -      $    413,000
                                                 ------------      ------------
   Total current liabilities                     $  3,915,172      $  4,532,689
                                                 ------------      ------------
Bond Obligation                                  $  3,923,333      $  4,002,546
Line of credit                                   $  1,685,672      $          -
Long-term debt                                   $  1,028,114      $  1,145,635
                                                 ------------      ------------
  Total Liabilities                              $ 10,552,291      $  9,680,870
                                                 ------------      ------------
Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,590,098 and 2,964,888     $  2,761,656      $  2,770,123
  issued
Retained earnings                                $    640,735      $    577,744
                                                 ------------      ------------
  Total stockholders' equity                     $  3,402,391      $  3,347,867
                                                 ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 13,954,682      $ 13,028,737
                                                 ============      ============

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                               QUARTERS ENDED SEPTEMBER 30,
                                                  2004             2003
                                               -----------      -----------
Sales                                          $ 5,018,240      $ 2,755,126
Cost of sales:
  Cost of sales                                  3,848,360        1,832,241
  Depreciation                                     103,621          131,703
                                               -----------      -----------
    Total cost of sales                          3,951,981        1,963,944
                                               -----------      -----------
Gross margin                                     1,066,259          791,182
Operating expenses:
  Depreciation & amortization                       14,962           19,017
  General and administrative expenses            1,102,124          624,837
                                               -----------      -----------
    Total operating expenses                     1,117,086          643,854
                                               -----------      -----------
Income (loss) from operations                      (50,827)         147,328
                                               -----------      -----------
Other income (expense):
  Interest expense                                 (91,092)         (32,503)
  Interest and dividend income                       5,227           41,210
  Net gain (loss) on marketable securities               -          (11,954)
                                               -----------      -----------
    Total other income (expense)                   (85,865)          (3,247)
                                               -----------      -----------
Income (loss) before income taxes                 (136,692)         144,081
Income tax expense (benefit)                       (54,677)          48,988
                                               -----------      -----------
Net income (loss)                                  (82,015)          95,093
                                               ===========      ===========
Weighted average shares outstanding:
  Basic                                          3,590,098        2,964,888
                                               ===========      ===========
  Diluted                                        4,862,907        2,964,888
                                               ===========      ===========
Net income (loss) per common share:
  Basic                                        $     (0.02)     $      0.03
                                               ===========      ===========
  Diluted                                      $     (0.02)     $      0.03
                                               ===========      ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                   2004              2003
                                               ------------      -----------
Sales                                          $ 10,233,975      $ 4,556,048
Cost of sales:
  Cost of sales                                   7,399,049        3,017,791
  Depreciation                                      235,006          241,568
                                               ------------      -----------
    Total cost of sales                           7,634,055        3,259,359
                                               ------------      -----------
Gross margin                                      2,599,920        1,296,689
Operating expenses:
  Depreciation & amortization                        33,391           34,882
  General and administrative expenses             2,305,820        1,189,295
                                               ------------      -----------
    Total operating expenses                      2,339,211        1,224,177
                                               ------------      -----------
Income (loss) from operations                       260,709           72,512
                                               ------------      -----------
Other income (expense):
  Interest expense                                 (145,279)         (65,747)
  Interest and dividend income                       11,975           20,561
  Net gain (loss) on marketable securities          (22,420)           9,826
                                               ------------      -----------
    Total other income (expense)                   (155,724)         (35,360)
                                               ------------      -----------
Income (loss) before income taxes                   104,985           37,152
Income tax expense (benefit)                         41,994              146
                                               ------------      -----------
Net income (loss)                                    62,991           37,006
                                               ============      ===========
Weighted average shares outstanding:
  Basic                                           3,589,473        2,964,888
                                               ============      ===========
  Diluted                                         4,875,729        2,964,888
                                               ============      ===========
Net income (loss) per common share:
  Basic                                        $       0.02      $      0.01
                                               ============      ===========
  Diluted                                      $       0.01      $      0.01
                                               ============      ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                               2004             2003
                                                           ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $    62,991      $    37,006
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                           268,397          275,950
        Unrealized (gain) loss on marketable securities          14,980                -
        (Increase) decrease in operating assets:
           Accounts Receivable                                   21,316         (628,266)
           Inventories                                          (74,375)        (206,845)
           Refundable income taxes                               (2,206)               -
           Other assets                                         381,236         (415,961)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                   1,003,150          355,135
           Accrued Expenses                                    (211,487)          (2,281)
           Income taxes payable                                (413,000)               -
                                                            -----------      -----------
         Net cash provided by operating activities            1,051,002         (585,262)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                         (95,392)               -
  Purchase of new facility improvements                      (2,969,678)      (1,568,677)
  Proceeds from the sale of marketable securities               540,052          510,651
                                                            -----------      -----------
          Net cash used in investing activities              (2,525,018)      (1,058,026)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                              685,672           52,604
  Proceeds from long-term debt                                   48,805        1,336,347
  Proceeds from the issuance of bond obligation                       -          109,638
  Payments on long-term debt                                   (162,505)               -
  Costs from stock issuance                                      (8,968)               -
  Proceeds from exercise of stock options                           500
  Payment of bond obligation                                    (79,213)               -
                                                            -----------      -----------
           Net cash provided by financing activities            484,291        1,498,589
                                                            -----------      -----------
           Net increase (decrease) in cash                     (989,725)        (144,699)
Cash - beginning of period                                    1,073,901          182,672
                                                            -----------      -----------
Cash - end of period                                        $    84,176      $    37,973
                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                               $   182,277      $   187,809
     Income taxes                                           $   457,200      $    35,000

See notes to the financial statements.

1. ORGANIZATION AND NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited financial statements should be read in conjunction with the financial statements for the year ended March 31, 2004, which are included in the Company's Form SB-2 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

In 2000, the Kahiki was named "The Coolest Bar in the World" by Food & Wine Magazine and "The Best Polynesian Restaurant in the World" by Restaurant & Hospitality Rating Bureau. In September 2000, we sold the land that the restaurant was located on to Walgreen's for $2,000,000, and we closed the restaurant on August 26, 2000. Since September 2000, we have concentrated on manufacturing of frozen foods and a medium sized (22,000 square foot) USDA approved facility was opened.

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

We believe that this facility will meet our needs for the foreseeable future without having to expand the facility. If necessary, the property has an additional 14 acres for possible sale or expansion. The lease on our present 22,000 square foot facility will terminate in April 2005. In May of 2003, we delivered a two-for-one split for all shareholders.

In February of 2004, we arranged the sale of 588,235 units ($1,000,000), consisting of 588,235 of our common shares and 588,234 of our warrants, to Barron Partners LP of New York and 14,705 ($25,000) to Bill Velmer of Salt Lake City, Utah at $1.70 per share.

The transaction included 294,117 warrants with an exercise price of $2.25, and 294,117 warrants at exercise price of $3.00, all of which expire on February 27, 2009. The expenses associated with this offering included $70,000 to Laconia Capital and 30,000 Warrants to Laconia Capital for services as our placement agent. We are required to keep the common shares and warrants registered for a period of two years.

In March of 2004, we sold a small warehouse for $110,000 and realized a gain of $75,271 on the sale.

Currently, we have three marketing segments throughout the country; retail, foodservices, and warehouse clubs. Key customers in retail supermarket segments are: Wal-Mart Supercenters, The Kroger Co., Albertson's , C & S Wholesale, Publix, Meijer, Smart & Final, SuperValu, and Wakefern; in foodservice segments are: Gordon Food Service, Best Express, Abbott Foods/Sysco, Magic Wok, Orlando Food Service, and U.S. Food Service; and in warehouse clubs segments are: Sam's Club and Costco.

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

The carrying amount of accounts receivable is reduced when necessary, by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all customer account balances on a monthly basis, and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. Accounts receivable includes a valuation allowance of $10,000 as of September 30, 2004.

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

STOCK OPTIONS

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock option plan for employees. The vesting period of the options granted range from immediately exercisable to four quarters. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options issued under the plan since the exercise price of the options was equal to the market value of the shares at the date of grant. In order to determine compensation on options issued to consultants, as well as fair value disclosures for employee options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

LEASE COMMITMENTS

We lease a facility used for our wholesaling operations under an agreement that is accounted for as an operating lease. This lease requires monthly payments of $6,400 through January 2005. We have recently extended this lease for three months, through April 2005, at the monthly payment of $6,400. We have the option to renew for two additional three-quarter terms.

We also lease manufacturing equipment under operating lease agreements. These leases expire at various dates through 2008 and require total monthly payments of $18,621.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the quarters ended September 30, 2004 and 2003:

QUARTERS ENDED SEPTEMBER 30

                                             (in %)
                                             2004      2003
Revenues                                      100       100
Cost of Revenues                               79        71
                                              ---       ---
Gross profit                                   21        29
Operating Expenses                             22        23
                                              ---       ---
Income from operations                         (1)        5
Interest expense                               (2)       (1)
Interest and dividend income                    0         1
Net Gain (loss) on marketable securities        0         0
                                              ---       ---
Income from continuing operations before
         Income tax                            (3)        5
                                                       ----
Income tax                                     (1)        2
                                              ---       ---
Net Income                                     (2)        3
                                              ===       ===

REVENUES

Revenues for the quarter ended September 30, 2004 were $5,018,240 compared to $2,755,126 for the comparable quarter ended September 30, 2003. The increase is primarily due to food manufacturing sales efforts with the increase of new accounts, both retail and club stores, and due to the introduction of new items.

COST OF GOODS

The gross margin on sales of products was $1,066,259 for the quarter ended September 30, 2004 compared to $791,182 for the quarter ending September 30, 2003. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the item produced. Cost of food increased significantly in the quarter ended September 30, 2004 to 35% of sales, compared to 23% of sales for the year ended March 31, 2004. Chicken prices peaked at the end of the first quarter and the beginning of second quarter, with prices approximately 40% higher than the average prices for the quarter ended September 30, 2003. By the end of the quarter the quarter ended September 30, 2004, chicken prices had dropped back down, to approximately 50% less than peak prices. The effect of high production with inventory produced at peak chicken prices significantly affected the food costs in this quarter.

Cost of sales includes cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

      Operating expenses for the quarter ended September 30, 2004 were $1,117,086 compared to $643,854 for the comparable period in 2003, which is an increase of $473,232 or 73%. Most of the increase was attributable to marketing and advertising expenses, which increased to $566,091 for the quarter ended September 30, 2004, from $339,752 for the quarter ended September 30, 2003.

RESEARCH AND DEVELOPMENT

      Expenditures on research and development were $17,093 for the quarter ended September 30, 2004 compared to $5,680 for the quarter ended September 30, 2003, an increase of 201%. The increase was due to increased development activities.

NET INCOME

      Our net loss for the quarter ended September 30, 2004 was $82,015, as compared to a net income of $95,093 for the quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On June 1, 2004, we entered into a two year agreement with a bank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 50% of eligible inventory. The line was used to pay off a $1,100,000 line, and provide working capital. The revolving loan matures on May 31, 2006. As of September 30, 2004 the Company was not in compliance with two of its financial covenants. The bank has waived these covenants for the period ended September 30, 2004.

As of September 30, 2004 the Company had a negative working capital of approximately $133,000.

In December 2002, we arranged a state economic development bond with the State of Ohio for $4.18 million. Principal payments commenced in December 2003. The bond matures

December 1, 2022, and with interest rates and maturity dates as follows:
$1,100,000 matures December 1, 2010 at an interest rate of 4.55%; $1,040,000 matures December 1, 2015, at an interest rate of 5.25%; and $2,040,000 matures December 1, 2022, at an interest rate of 5.85%. The proceeds were used to purchase a large production facility in the form of 14 acres of land and an 119,000 square foot food processing plant for 2.25 million dollars. The balance of the bond was used for building improvements and equipment, which sum had to be supplemented by additional funds in order to continue the project to completion. Due to current cash flow shortages related to these additional building costs and higher commodity costs, we have recently ceased construction activities on the plant while we actively seek new debt or equity financing, the availability of which is uncertain. We do not believe that current cash and liquidity sources can satisfy our funding needs beyond the middle of our third fiscal quarter and, as stated above, we are exploring additional financing sources, which we believe are available to us. There can be no assurances of our ability to obtain additional financing.

During the fiscal quarter ended September 30, 2004, we spent $2,969,678 in building improvements and equipment and anticipate an additional $2,000,000 to complete the new plant for occupancy.

We received notification in October that Sam's Club has discontinued our product in their stores. Our product has always been sold as an "in and out" item in Sam's which means that it typically is only sold for a time period of several weeks to several months. We have enjoyed a very long run of several months with our recent Sam's sales, and are optimistic that we will have an opportunity to bring this product or new products back to Sam's, possibly as early as January 2005. Sam's Club represented 20% of sales for the first six months of 2005.

During the six months ended September 30, 2004, we sold a marketable security, providing $540,000 in cash.

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

ITEM 3. Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - Not Applicable.

ITEM 2. Change in Securities and Small Business Issuer Purchases of Equity Securities - Not Applicable.

ITEM 3. Defaults Upon Senior Securities - Not Applicable.

ITEM 4. Submission of Matter to a Vote of Security Holders - Not applicable.

ITEM 5. Other Information - Not applicable.

ITEM 6. Exhibits.

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

                                           KAHIKI FOODS, INC.
                                           ------------------
                                           (Registrant)

Date: November 15, 2004                    /s/ Michael C. Tsao
                                           ----------------------------------
                                           Michael C. Tsao, President and CEO

Date: November 15, 2004                    /s/ Julia A. Fratianne
                                           ----------------------------------
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