Form 10QSB
period 2004-12-31
KAHIKI FOODS INC
filed 2005-02-14
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from -

Commission file number - 333-113925

                               Kahiki Foods, Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                                      Ohio
        ----------------------------------------------------------------
         (State or other jurisdiction or incorporation or organization)

                                   31-1056793
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                    1100 Morrison Blvd., Gahanna, Ohio 43230
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 322-3180
        ----------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,627,848 common shares.

      Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                               KAHIKI FOODS, INC.

                              INDEX                                                   PAGE
                              -----                                                   ----
Part I.          Financial Information:

       Item 1.   Financial Statements                                                   4-7
                 Notes to Financial Statements                                            8

       Item 2.   Management's Discussion and Analysis or Plan of Operation             8-12

       Item 3.   Controls and Procedures                                                 12

Part II          Other Information

       Item 1.   Legal Proceedings                                                       13

       Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             13

       Item 3.   Defaults upon Senior Securities                                         13

       Item 4.   Submission of Matter to a Vote of Security Holders                      13

       Item 5.   Other Information                                                       13

       Item 6.   Exhibits                                                             15-17

Signatures                                                                               14

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                              DECEMBER 31, 2004  MARCH 31, 2004
                                              -----------------  --------------
                                                 (UNAUDITED)
                                              -----------------
ASSETS
Cash                                          $       465,220    $   1,073,901
Marketable Securities                                  30,000          585,032
Accounts Receivable                                 1,740,096        1,964,941
Inventories                                         1,832,532        1,565,863
Prepaid Expenses                                       88,336           16,055
Deferred Income Taxes                                  30,206           28,000
                                              ---------------    -------------
  Total current assets                              4,186,389        5,233,792
                                              ---------------    -------------
Land                                                  114,485          114,485
Building & Improvements                             2,499,262        2,499,262
Machinery & equipment                               2,132,944        2,052,144
Furniture & fixtures                                   85,348           67,146
Vehicles                                              146,269          146,269
Construction in progress                            6,767,853        3,776,366
                                              ---------------    -------------
                                                   11,746,162        8,655,672
                                              ---------------    -------------
less:  accum depreciation                          (1,841,095)      (1,475,370)
                                              ---------------    -------------
  Net property & equipment                          9,905,067        7,180,302
                                              ---------------    -------------
Deferred bond and loan fees                           223,056          147,988
Deferred Taxes                                         27,000           27,000
Other                                                  23,372          439,655
                                              ---------------    -------------
  Total other assets                                  273,428          614,643
                                              ---------------    -------------
TOTAL ASSETS                                  $    14,364,884    $  13,028,737
                                              ===============    =============
LIABILITIES & EQUITY
Current debt                                  $       496,802    $     529,491
Current portion of bond                               140,000          140,000
Line of credit                                              -        1,000,000
Accounts Payable                                    2,208,855        1,905,171
Accrued expenses                                      251,173          545,027
Income taxes payable                                   11,333          413,000
                                              ---------------    -------------
   Total current liabilities                        3,108,163        4,532,689
                                              ---------------    -------------
Bond Obligation                                     3,888,333        4,002,546
Line of credit                                      1,000,000                -
Long-term debt                                      2,932,706        1,145,635
                                              ---------------    -------------
  Total Liabilities                                10,929,203        9,680,870
                                              ---------------    -------------
Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,627,848 and 2,964,888        2,769,756        2,770,123
  issued
Retained earnings                                     665,926          577,744
                                              ---------------    -------------
  Total stockholders' equity                        3,435,681        3,347,867
                                              ---------------    -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $    14,364,884    $  13,028,737
                                              ===============    =============

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                             QUARTERS ENDED DECEMBER 31,
                                                2004          2003
                                             -----------    -----------
Sales                                        $ 4,404,813    $ 4,102,523

Cost of sales:
  Cost of sales                                3,250,974      2,784,067
                                             -----------    -----------
    Total cost of sales                        3,250,974      2,784,067
                                             -----------    -----------
Gross margin                                   1,153,839      1,318,456

Operating expenses:
  General and administrative expenses          1,074,876        838,880
                                             -----------    -----------
    Total operating expenses                   1,074,876        838,880
                                             -----------    -----------
Income (loss) from operations                     78,963        479,576
                                             -----------    -----------
Other income (expense):
  Interest expense                               (37,547)       (36,584)
  Interest and dividend income                       567          6,958
  Net gain (loss) on marketable securities             -          3,269
                                             -----------    -----------
    Total other income (expense)                 (36,980)       (26,357)
                                             -----------    -----------
Income (loss) before income taxes                 41,983        453,219

Income tax expense (benefit)                      16,792        167,000
                                             -----------    -----------
Net income (loss)                            $    25,191    $   286,219
                                             ===========    ===========
Weighted average shares outstanding:
  Basic                                        3,627,848      2,964,888
                                             ===========    ===========
  Diluted                                      4,917,317      3,172,803
                                             ===========    ===========
Net income (loss) per common share:
  Basic                                      $      0.01    $      0.10
                                             ===========    ===========
  Diluted                                    $      0.01    $      0.09
                                             ===========    ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                            NINE MONTHS ENDED DECEMBER 31,
                                                2004             2003
                                            ---------------  -------------
Sales                                        $ 14,638,788    $ 8,658,571

Cost of sales:
  Cost of sales                                10,885,029      6,043,426
                                             ------------    -----------
    Total cost of sales                        10,885,029      6,043,426
                                             ------------    -----------
Gross margin                                    3,753,759      2,615,144

Operating expenses:

  General and administrative expenses           3,414,087      2,063,056
                                             ------------    -----------
    Total operating expenses                    3,414,087      2,063,056
                                             ------------    -----------
Income (loss) from operations
                                                  339,672        552,088
                                             ------------    -----------
Other income (expense):
  Interest expense                               (182,826)      (102,331)
  Interest and dividend income                     12,542         27,519
  Net gain (loss) on marketable securities        (22,420)        13,095
                                             ------------    -----------
    Total other income (expense)                 (192,704)       (61,717)
                                             ------------    -----------
Income (loss) before income taxes                 146,968        490,371

Income tax expense (benefit)                       58,786        167,146
                                             ------------    -----------
Net income (loss)                                  88,182        323,225
                                             ============    ===========
Weighted average shares outstanding:
  Basic                                         3,602,265      2,964,888
                                             ============    ===========
  Diluted                                       4,889,592      3,172,803
                                             ============    ===========
Net income (loss) per common share:
  Basic                                      $       0.02    $      0.11
                                             ============    ===========
  Diluted                                    $       0.02    $      0.10
                                             ============    ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       NINE MONTHS ENDED DECEMBER 31,
                                                                            2004            2003
                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $    88,182    $   323,225
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                        371,366        227,247
        Unrealized (gain) loss on marketable securities                       14,980        (15,086)
        (Increase) decrease in operating assets:
           Accounts Receivable                                               224,848       (683,569)
           Inventories                                                      (266,669)      (435,245)
           Refundable income taxes                                                 -         56,000
           Other assets                                                      344,004        (14,948)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                                  303,683        655,646
           Accrued Expenses                                                 (293,854)        52,925
           Income taxes payable                                             (403,873)       111,000
                                                                         -----------    -----------
         Net cash provided by operating activities                           382,667        277,195

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                      (99,003)       (57,970)
  Purchase of new facility improvements                                   (2,991,486)    (2,515,041)
  Proceeds from the sale of marketable securities                            540,052        516,298
                                                                         -----------    -----------
          Net cash used in investing activities                           (2,550,437)    (2,056,713)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                                 -        (21,397)
  Proceeds from long-term debt                                             2,275,992        433,236
  Proceeds from stockholder note                                                            150,000
  Proceeds from the issuance of bond obligation                                    -      1,850,282
  Payments on long-term debt                                                (521,610)      (259,693)
  Capitalized costs of financing                                             (80,712)             -
  Costs from stock issuance                                                   (8,968)             -
  Proceeds from exercise of stock options                                      8,600
  Payment of bond obligation                                                (114,213)      (416,683)
                                                                         -----------    -----------
           Net cash provided by financing activities                       1,559,089      1,735,745
                                                                         -----------    -----------
           Net increase (decrease) in cash                                  (608,681)       (43,773)

Cash - beginning of period                                                 1,073,901        182,672
                                                                         -----------    -----------
Cash - end of period                                                     $   465,220    $   138,899
                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                            $   277,013    $   102,331
     Income taxes                                                        $   462,459    $       146

See notes to the financial statements.

1. ORGANIZATION AND NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited financial statements should be read in conjunction with the financial statements for the year ended March 31, 2004, which are included in the Company's Form SB-2 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Stock-based Compensation - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period.

As required by SFAS 123R, the Company will estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending March 31, 2006. We are currently evaluating the impact of this new Standard will have on its financial position, results of operations or cash flows.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

In December 2002, we arranged a state economic development bond with the State of Ohio for 4.18 million dollars. The proceeds were used to purchase a 119,000 square foot food processing plant for 2.25 million dollars. The balances of the bond, along with additional funds, are being used to purchase building improvements and equipment needed to complete the project.

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

In February of 2004, we arranged the sale of 588,235 units ($1,000,000), consisting of

588,235 of our common shares and 588,234 of our warrants, to Barron Partners LP of New York and 14,705 of our common shares ($25,000) to Bill Velmer of Salt Lake City, Utah at $1.70 per share.

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

Currently, we have three marketing segments throughout the country; retail, foodservices, and warehouse clubs. Key customers in retail supermarket segments are: Wal-Mart

Supercenters, The Kroger Co., Albertson's, C & S Wholesale, Publix, Meijer, Smart & Final, SuperValu, and Wakefern; in foodservice segments are: Gordon Food Service, Best Express, Abbott Foods/Sysco, Magic Wok, Orlando Food Service, and U.S. Food Service; and in warehouse clubs segments are: Sam's Club and Costco.

Our current activities include:

      -     Product research and development

      -     Development of markets and distribution

      -     Market search of strategic alliances

      -     Development of corporate infrastructure

      -     Production of high quality Asian products under USDA guidelines

DISCUSSION OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues are recognized when the goods are shipped.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2004

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the quarters ended December 31, 2004 and 2003:

QUARTERS ENDED DECEMBER 31                         (in %)
                                              2004       2003

Revenues                                       100        100
Cost of Revenues                                74         68
                                              ----       ----
Gross profit                                    26         32
Operating expenses                              24         20
                                              ----       ----
Income from operations                           2         12
Interest expense                                (1)        (1)
                                              ----       ----
Income from continuing operations before
   Income tax                                    1         11
                                                         ----
Income tax                                      (0)         4
                                              ----       ----
Net Income                                       1          7
                                              ====       ====

REVENUES

Revenues for the quarter ended December 31, 2004 were $4,404,813 compared to $4,102,523 for the comparable quarter ended December 31, 2003. The increase is the result of a acquiring new customer accounts, increase in both retail and club stores sales, and the introduction of new items, all of which contribute to the offset of the loss of Sam's Club revenue.

COST OF GOODS

The gross margin on sales of products was $1,153,839 for the quarter ended December 31, 2004 compared to $1,318,456 for the quarter ending December 31, 2003. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the item produced. Cost of goods for the quarter ended December 31, 2003 included a positive adjustment of approximately $200,000 in depreciation expense which accounted for the largest part of the variance in gross margins for the comparable quarters.

Cost of sales includes cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

Operating expenses for the quarter ended December 31, 2004 were $1,074,876 compared to

$838,880 for the comparable period in 2003, which is an increase of $235,997 or 28%. Most of the increase was attributable to marketing and advertising expenses, which increased to $647,638 for the quarter ended December 31, 2004, from $553,283 for the quarter ended December 31, 2003.

NET INCOME

Our net income for the quarter ended December 31, 2004 was $25,191, as compared to a net income of $286,219 for the quarter ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On June 1, 2004, we entered into a two year agreement with a bank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 50% of eligible inventory. The line was used to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2006.

In December 2002, we arranged a state economic development bond with the State of Ohio for $4.18 million. Principal payments commenced in December 2003. The bond matures December 1, 2022, and with interest rates and maturity dates as follows: $1,100,000 matures December 1, 2010 at an interest rate of 4.55%; $1,040,000 matures December 1, 2015, at an interest rate of 5.25%; and $2,040,000 matures December 1, 2022, at an interest rate of 5.85%. The proceeds were used to purchase a large production facility in the form of 14 acres of land and an 119,000 square foot food processing plant for 2.25 million dollars. The balance of the bond, along with additional funds, was used for building improvements and equipment needed to complete the project.

On December 21, 2004, we completed a $4.227 million dollar financing package. Under the terms of the agreements, $2.227 million is immediately available to fund the completion of construction of our new 119,000 square foot plant in Gahanna, Ohio, and for working capital. Upon start-up of the new plant, an additional $2 million will be available for working capital. The financing package also provides for a poultry supply and co-pack and storage agreement.

During the fiscal quarter ended December 31, 2004, we spent $59,517 in building improvements and equipment and anticipate an additional $2,000,000 to complete the new plant for occupancy.

We received notification in October of 2004 that Sam's Club has discontinued our product in their stores. Our product has always been sold as an "in and out"
item in Sam's. This means it is only sold for a time period of several weeks up to several months. We have enjoyed several months of recent Sam's sales, and are optimistic that we will have an opportunity to sell our current and new products to Sam's, possibly as early as May 2005.

Sam's Club represented 20% of sales for the first six months of fiscal 2005.

During the nine months ended December 31, 2004, we sold marketable securities, providing $540,052 in cash.

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

ITEM 3. Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                           KAHIKI FOODS, INC.
                                           ------------------
                                           (Registrant)

Date: February 14, 2005                    /s/  Michael C. Tsao
                                           -------------------------------------
                                           Michael C. Tsao, President and CEO

Date: February 14, 2005                    /s/ Julia A. Fratianne
                                           -------------------------------------
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