Form 10KSB
period 2005-03-31
KAHIKI FOODS INC
filed 2005-06-21
CIK 1283928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-113925

                               KAHIKI FOODS, INC.
                 (Name of small business issuer in its charter)

              Ohio                                        31-1056793
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1100 Morrison Road
Gahanna, Ohio                                                        43230
(address of principal executive offices)                           (Zip Code)

Issuer's telephone number:  614-322-3180

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Issuer's revenues for its most recent fiscal year were: $18,894,267

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 3, 2005, was: $1,995,583.

      The number of share outstanding of each of the issuer's classes of common equity, as of June 3, 2005 was: 3,670,848.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part II of this Form 10-KSB to the extent stated herein.

      Transitional Small Business Disclosure Format (check one):

                     Yes [ ]  No [X]

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW.

      Kahiki Foods, Inc. is an Ohio Corporation incorporated in June 1982. We are currently engaged in the production and marketing of frozen and other finished Asian foods for wholesale distribution.

      In December 2002, we acquired an existing approximately 119,000 square foot building on approximately 14.1 acres of land in Gahanna, Ohio a suburb of Columbus. We renovated and equipped this facility to meet USDA regulations for the manufacture of food products. The facility is used to prepare, freeze, package, store and ship our products, and house our administrative offices.

      We manufacture and sell Asian foods packaged in bulk and frozen containers. We have a wide variety of offerings which include: Egg Rolls, Appetizers, Fried Rice, Sauces, Stir-fry Meal Kits, Single Serve Entrees, and Family Meal Entrees. All of the foregoing products are marketed at the retail and bulk institutional levels.

      Our products are produced and distributed to three broad market segments: foodservice, retail and warehouse clubs. Product mix and packaging is directed to each of those segments.

      The Foodservice segment entails the distribution of bulk institutional products to wholesale distributors, academic and governmental institutions and restaurants. Products in this category may also be redistributed by wholesale distributors to their own retail accounts. Major customers in this segment include Gordon Food Service, Abbott Food/Sysco, Glass City, Orlando Foodservice, and U.S. Foodservice. The foodservice segment represented approximately 9.25% of revenues in fiscal year 2004 and approximately 3% of revenues in fiscal year 2005.

      The Retail segment entails the distribution of both bulk institutional products and individually packaged products to grocery store chains for sale to consumers. These products are generally sold in the delicatessen or frozen food sections of the grocery store. Sales are typically made by calling on the grocery store chain directly or through an independent food broker.

Major customers in this segment include The Kroger Company, Albertson's, C&S Wholesale, H.E. Butt, Publix, Meijer, Smart & Final, SuperValu, Wakefern and Wal-Mart Supercenters. The retail segment represented approximately 69% of revenues in fiscal year 2004 and approximately 60% of revenues in fiscal year 2005.

      The Warehouse Clubs segment entails the distribution of bulk retail products to warehouse clubs for sale to consumers and small businesses. These products are generally in larger servings and are sold in the delicatessen or frozen food sections of the store. Sales are typically made by calling on the chain directly or through an independent food broker. Our major customers in this segment included Sam's Club and Costco. The warehouse club segment represented approximately 31% of revenues in fiscal year 2004 and approximately 37% of revenues for fiscal year 2005.

      Our ten largest accounts represented 69% of sales in the year ended March 31, 2005 and 64% of sales in the year ended March 31, 2004. For the year ended March 31, 2005, Costco represented approximately 25%, Sam's Club represented approximately 12% and Wal-Mart represented approximately 7% of total sales. For the year ended March 31, 2004, Costco represented approximately 27%. Wal-Mart represented approximately 15% and Meijer's represented approximately 7% of total sales.

PRODUCTS.

      Our products are segmented into three main categories. They are as follows:

      - CONVENIENCE MEALS. Includes 11 oz. single serve entrees, 11 oz. "Deli Entrees", 12 oz. "Bowl & Roll Combos", 24 oz. "Meals for Two" entrees, 32 oz. "Twin Packs", 40 oz "Asian In Minutes" kits, and 40 oz. "Family Meals."

      - HAND-HELD PRODUCTS. Includes egg rolls, potstickers, and other appetizers.

      - FOODSERVICE PRODUCTS. Includes meal components such as fried rice, marinated meats, tempura meats, and Pacific Rim sauces.

      Convenience meals currently account for 76% of sales, hand-held products 17%, and foodservice products 7%.

      Our retail, deli and warehouse club product lines include:

      - ENTREES: 11 oz. single serve, 11 oz. "Deli Entrees," 12 oz. "Bowl & Roll" combos, 24 oz. "Meals for Two" entrees, 32 oz. "Twin Packs", 40 oz. "Asian In Minutes" kits, and 40 oz. "Family Meals."

      - EGG ROLLS: 3 oz. Egg rolls, 1 oz. Minis, and individually wrapped 3 oz. Egg rolls using a suscepter sleeve.

      -     APPETIZERS: Potstickers, Tempura Chicken, and Tiki Bites.

      -     PLATTERS: 28.5 oz. "Aloha Party Platters" and 37.5 oz. "PuPu
            Platters."

      Our foodservice product lines include:

      - EGG ROLLS: Bulk packed 3 oz. Egg rolls, 1 oz. Minis and individually wrapped 3 oz. Egg rolls "To-Go!" using a suscepter sleeve.

      - APPETIZERS: Bulk packed potstickers, Tempura Chicken and Tiki Bites plus the "Appetizers To-Go Line" [for vending and C-Stores].

      -     STIR-FRY MEAL KITS: 3-component system that can feed 9-12 people.

      - PACIFIC RIM SAUCES: Eight varieties of institutional size stir-fry sauces packed frozen and five shelf stable bottled sauces.

      - MEATS: Bulk packed meat components (cooked, sliced and marinated, or tempura style).

      -     RICES: Premium fried rice and steamed white rice.

KEY PRODUCT ATTRIBUTES.

      - CONVENIENCE. Ease of use through a microwave oven is a significant factor for consumers and institutional foodservice operators. Our product line requires simple preparation and heating steps. Virtually every product is ready-to-serve within 20 minutes, providing quick and easy meal solutions for our customers.

      - AUTHENTIC TASTE AND STRONG FLAVOR PROFILES: We employ recipes and sauces used in the award-winning Kahiki restaurant to enhance the authenticity of our products. This allows us to achieve the best aroma, appearance, and flavor profile for our products.

      - HEALTH: Health conscious consumers generally recognize Pan Asian foods as offering health benefits. Kahiki does not use preservatives such as MSG and we only use the highest quality ingredients.

      - PACKAGING: Our products are enhanced through the use of modern packaging innovations, techniques, and graphics designs. We also utilize packaging that is environmentally responsible. Kahiki products incorporate bold, colorful graphics that command shelf attention.

PRICING.

      Our pricing strategy focuses on avoiding price competition; this is accomplished in three ways. First, since the products are positioned in the gourmet and specialty food category, the shopper is conditioned not to make direct price comparisons with ordinary Asian foods. Second, by providing shoppers with a superior quality product, not only is the specialty status reinforced but consumers expect to pay a premium price if they are convinced that they are receiving far greater value than is available in the rest of the market. Finally, we focused our efforts on non-price competition, such as packaging and promotional activities, as a means of boosting sales revenue. Even though retail outlets are free to choose their own policies, this non-price competition is essential in encouraging them not to engage in price competition.

      This pricing strategy also provides greater long term flexibility through the growth curve of our products. As changes occur in customer demand, the market supply pricing policies will require revision. There is usually less customer resistance in starting with a premium price and revising it downward than by starting with a low price and attempting to increase it.

DISTRIBUTION.

      We ship directly to customers or to their distribution facilities. Some retail accounts employ a distributor because they do not own an in-house distribution warehouse. We will ship to their chosen distributor in this case. On the foodservice side of our business, we ship to various distributors who stock our products and re-sell them to end-users such as small restaurant operators, casinos, vending machine operators, etc.

MARKETING.

      We primarily advertise in trade journals such as Frozen Food Age, Deli Business, and Refrigerated & Frozen Food Retailer. These advertisements are generally a full page, in color, and focus on creating awareness of our products to the buyers and category managers at retail supermarkets. We market our products to various channels such as retail supermarkets (frozen food section, meat department, and deli grab & go section), dollar stores, convenience stores, membership warehouse clubs, and foodservice operators. We have a direct sales force of four sales managers with specific areas of responsibility. They direct the efforts of approximately 40 broker groups across the United States and Mexico. Our sales force will meet with buyers and category managers in an effort to sell our products to them.

REGULATIONS.

      Our food processing facilities are subject to various federal, state and local regulations and inspection, and to extensive regulations and inspections, regarding sanitation, quality, packaging and labeling. Our manufacturing facility is subject to regulation and inspection by the United States Department of Agriculture, the United States Food and Drug Administration, and the State of Ohio Department of Agriculture and Health. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of our facility for a period of time. In addition to licensing requirements, a regulatory agency could declare a food product hazardous or limit its use or require a recall. We believe that we are in substantial compliance with all material governmental regulations regarding our products and that we have all governmental permits, licenses, qualifications and approvals required for our operations.

COMPETITION.

      We operate in a competitive environment and many of our competitors have greater financial, distribution and marketing resources. The oriental frozen food business is currently dominated by a select number of competitors of considerable size and financial resources, including Tyson Foods, Nestle, ConAgra Chung's, Schwan's, Pillsbury, Hormel, Windsor Foods, and Kikkoman. Our market share in the retail entree business is less than 1%. In the frozen egg roll category, our market share is approximately 7%. All of these competitors have strong brand name recognition in the markets they serve. We believe that our quality products, pricing and niche marketing strategies will permit it to maintain a strong competitive position in its market.

SUPPLIERS.

      Perishable food items, including meat, sea food, dairy and produce, are purchased locally or regionally by us. We have not experienced any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future. We are not dependent upon any particular supplier or suppliers as a source for ingredients used in our products or for other items used in our operations.

EMPLOYEES.

      As of March 31, 2005, we had approximately 142 full-time employees. Of these, 109 were involved in food processing operations and 33 in management and administrative capacities. We consider our employee relations to be good, and to date we have not experienced a work stoppage due to a labor dispute. None of our employees is represented by a labor union.

TRADEMARKS.

      We currently have three registered trademark registrations of the word "KAHIKI" with accompanying logo for restaurant services (U.S. Trademark Reg. No. 2325725), for prepared beef, fish, seafood, pork, poultry and vegetable entrees (U.S. Trademark Reg. No. 2328473), and for prepared rice entrees (U.S. Trademark Reg. No. 2323509), a trademark registration for the slogan "ASIAN IN MINUTES" for prepared beef, fish, seafood, pork, poultry and vegetable entrees (U.S. Trademark Reg. No. 2795935), and a trademark registration for the slogan "BOWL & ROLL" for frozen entrees and side dishes (U.S. Trademark Reg. No. 2803464); and a pending application for registration of the slogan "ITS ASIAN TONIGHT" (Serial No. 76/456,414) for prepared entrees, appetizers and side dishes, and which has been approved for registration and will issue in the very near future.

RESEARCH AND DEVELOPMENT.

      We maintain a continuing research and development program to improve existing products and to develop new products. At the present time, 2 of our employees are directly involved in research and development. During fiscal years 2003, 2004 and 2005 we estimate that we spent $82,000, $34,561 and $109,727, respectively, on research and development activities.

ITEM 2.     DESCRIPTION OF PROPERTY

      In December 2002, we acquired an existing approximately 119,000 square foot building on approximately 14.1 acres of land in Gahanna, Ohio at a cost of $2.25 million. We recently renovated and equipped this facility to meet USDA requirements for the manufacture of food products. We spent approximately $7.6 million on this renovation and the purchase of equipment. The State of Ohio holds a first mortgage and security interest in the land and equipment of the facility.

      The Gahanna facility is used to prepare, freeze, package, store and ship our products, and house our administrative offices. The facility is expected to meet our needs for the foreseeable future.

      Management believes that our properties are adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

      We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common shares have traded on the Pink Sheets since November 1993 and on the OTC Bulletin Board since December 2004 (Symbol: KSCI). The information presented for the following periods reflects the high and low bid information updated by the OTC Bulletin Board. The prices below may not represent actual transactions. These quotations reflect inter-dealers prices, without retail markup, markdown or commissions.

                  Fiscal Year 2005    Fiscal Year 2004
                  ----------------    ----------------
                  High        Low     High        Low
                  -----      -----    -----      -----
First Quarter     $4.00      $2.50    $1.00      $0.50
Second Quarter    $4.25      $2.85    $0.60      $0.40
Third Quarter     $3.25      $1.01    $1.01      $0.40
Fourth Quarter    $2.25      $1.05    $3.60      $0.55

      The number of holders of record of our par value common stock at April 30, 2005 was 122.

      We have never paid cash dividends on our common shares. Holders of common shares are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available therefore. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Ohio law from paying dividends on any of our outstanding shares while insolvent or if such payment would result in a reduction of our stated capital below the required amount.

      On October 19, 2004, our registration statement on Form SB-2 (Commission file number 333-113925) became effective. The registration statement registered 100,000 of our common shares for sale by a shareholder of Kahiki. The offering terminated by the shareholder before any common shares were sold.

ITEM 6.     MANAGEMENT, DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCUSSION OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products, certain promotional payments paid to wholesalers or retailers by a vendor for the sale of its products must be shown as a reduction of the revenues in the period they are provided.

INVENTORIES

Inventories are stated at the lower of cost or market. We determine cost based on the first-in, first-out (FIFO) method for raw materials, packaging materials and supplies, and based on standard costs for finished goods. The realizability of raw material and finished goods inventories is regularly evaluated based on a combination of factors including the following: historical usage rates, forecasted sales or usage, historical spoilage rates and other factors, and reserves established as necessary.

STOCK OPTIONS

We have adopted the disclosure only provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which amends FASB Statement Nos. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the years ended March 31, 2005 and 2004:

YEARS ENDED MARCH 31

                                                     (in %)
                                                      2005      2004
Revenues                                               100       100
Cost of Revenues                                        78        73
                                                       ---       ---

Gross profit                                            22        27
Operating Expenses                                      21        19
                                                       ---       ---

Income from operations                                   1         8
Interest expense                                        (1)       (1)
Interest and dividend income                             0         0
Net Gain (loss) on marketable securities                 0         0
                                                       ---       ---

Income from continuing operations before
         Income tax                                      0         7
Income tax                                               0         2
                                                       ---       ---

Net Income                                               0         5
                                                       ===       ===

REVENUES

Revenues for the year ended March 31, 2005 were $18,894,267 compared to $14,193,124 for the comparable year ended March 31, 2004, or a 33% increase. The increase is primarily due to sales efforts with the increase of new accounts, both retail and club stores, and the introduction of new items. We anticipate that our revenue will continue to increase in the future.

COST OF GOODS

The gross margin on sales of products was $4,110,714 for the year ended March 31, 2005 compared to $3,851,104 for the year ended March 31, 2004. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the item produced. Cost of food increased significantly in the year ended March 31, 2005 to 32% of sales, compared to 24% of sales for the year ended March 31, 2004. This increase in food costs was primarily due to escalating chicken costs which peaked in the summer of 2004.

Cost of sales includes cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

      Operating expenses for the year ended March 31, 2005 were $3,931,714 compared to $2,684,433 for the comparable period in 2004, which is an increase of $1,269,812 or 47%. Most of the increase was attributable to marketing and advertising expenses, which increased to $2,131,521 for the year ended March 31, 2005, from $1,335,250 for the year ended March 31, 2004. Marketing and advertising expenses represented 11.3% of revenues for the year ended March 31, 2005 compared to 9.4% of revenues for the year ended March 31, 2004. We expect to continue to invest significantly in marketing and advertising.

RESEARCH AND DEVELOPMENT

      Expenditures on research and development were $109,727 for the year ended March 31, 2005 compared to $34,561 for the year ended March 31, 2004, an increase of 400%. The increase was due to increased development activities related to new products, such as lettuce wraps, and product improvements. The majority of the research and development costs were related to payroll. Research and development will continue to be an important part of our strategy to achieve continued growth in our markets.

NET INCOME

      Our net income for the year ended March 31, 2005 was $63,528, as compared to net income of $676,388 for the year ended March 31, 2004.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2004

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the years ended March 31, 2004 and 2003:

                  YEARS ENDED MARCH 31                 (in %)
                                                   2004     2003
Revenues....................................        100      100
Cost of revenues............................         73       72
                                                    ---      ---
Gross profit................................         27       28
Operating Expenses..........................         19       29
                                                    ---      ---
Income from operations......................          8       (1)
Interest expense............................         (1)      (1)
Interest and dividend income ...............          0        1
Net Gain (less) on marketable securities....          0        0
                                                    ---      ---
Income from continuing operations before
 Income tax.................................          7       (2)
Income tax..................................          2       (1)
                                                    ---      ---
Net income                                            5       (1)
                                                    ===      ===

REVENUES

Revenues for the year ended March 31, 2004 were $14,193,124 compared to $9,204,684 revenues for the comparable year ended March 31, 2003, or a 54% increase. The increase is primarily due to sales efforts with the increase of new accounts, both retail and club stores, and the introduction of new items. We anticipate that our revenue will continue to increase in the future.

COST OF GOODS

The gross margin on sales of products was $3,851,104 for the year ended March 31, 2004 compared to $2,494,820 for the year ending March 31, 2003. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the item produced. The higher volume of business we experienced in the year ended March 31, 2004 resulted in a higher gross margin in 2004. We expect that the gross margins of the last twelve months reflect fairly our present volume.

Cost of sales include cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

Operating expenses for the year ended March 31, 2004 were $2,684,433 compared to $2,648,616 for the comparable period in 2003, which is an increase of $35,817 or 1%.

RESEARCH AND DEVELOPMENT

Expenditures of $34,561 for the year ended March 31, 2004 compared to $82,000 for the year ended March 31, 2003, a decrease of 58%. The decrease was due to our concentration on the construction of our new facility and the introduction of fewer new products during the year. We expect research and development activities to increase once we are in the new facility.

NET INCOME

Our net income for the year ended March 31, 2004 was $698,338, as compared to a loss of $85,923 for the year ended March 31, 2003.

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

On December 21, 2004, we completed a $4.227 million dollar financing package. Under the terms of the agreements, $2.227 million was immediately available to fund the completion of construction of our new 119,000 square foot plant in Gahanna, Ohio, and for working capital. Upon start-up of the new plant, an additional $2 million was available for working capital. The final $2 million was received on June 3, 2005. The financing package also provides for a poultry supply and co-pack and storage agreement. We believe that with the addition of this $4.227 million financing package we have an adequate level of working capital to meet our anticipated needs for liquidity for the foreseeable future.

During the year ended March 31, 2005, we spent $3.6 million in building improvements. As of March 31, 2005 there is approximately $1.1 million additional needed to complete the building improvements.

We received notification in October of 2004 that Sam's Club has discontinued our product in their stores. Our product has always been sold as an "in and out"
item in Sam's. This means it is only sold for a time period of several weeks up to several months. Our product has recently been accepted back in to Sam's Club and we anticipate having our product shipped to them beginning by the end of June 2005.

Sam's Club represented 12% of sales for the year ended March 31, 2005.

During the year ended March 31, 2005, we sold marketable securities, providing $540,052 in cash.

FORWARD LOOKING STATEMENTS

This 10-KSB contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission.

You should not rely on these forward-looking statements, which reflect only Kahiki Food's opinion as of the date of this prospectus.

ITEM 7.     FINANCIAL STATEMENTS

      Our financial statements and the report of Plante & Moran, PLLC are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 20, 2004, the Board of Directors of Kahiki, on the recommendation of its audit committee, dismissed Child, Sullivan & Company as its principal independent accountants. Neither Child, Sullivan & Company's report on Kahiki's financial statements for its fiscal year ended March 31, 2004, nor GBQ Partners LLP (Kahiki's previous principal independent accountant) report on Kahiki's financial statements for its fiscal year ended March 31, 2003, contained an adverse opinion or disclaimer of accounting principles. During Kahiki's two most recent fiscal years for which Child, Sullivan & Company or GBQ Partners LLC issued an audit report, there were no disagreements between Kahiki and such accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the former accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

      On December 20, 2004, the Board of Directors of Kahiki, on the recommendation of its audit committee, engaged Plante & Moran, PLLC as its principal accountant to audit Kahiki's financial statements for its fiscal year ending March 31, 2005.

ITEM 8A.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. However, we noted certain deficiencies in our procedures while conducting the physical inventory for our annual audit. The inventory was completed successfully and accurately, but we have determined to re-test our inventory and procedures as of June 30, 2005. The results of the test will be reported in our Form 10-QSB for the quarter ending June 30, 2005.

ITEM 8B.          OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 9.

CODE OF ETHICS.

      We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the "Code of Ethics"). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at Kahiki Foods, Inc., 1100 Morrison Road, Gahanna, Ohio 43230. Pursuant to Exchange Act rules, a copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB.

ITEM 10.    EXECUTIVE COMPENSATION

      The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

ITEM 13.          EXHIBITS

   EXHIBIT               DESCRIPTION OF EXHIBIT                               LOCATION
   -------               ----------------------                               --------

   3.1            Amended and Restated Articles of       Incorporated herein by reference to Exhibit 3.1
                  Incorporation of Registrant            of Registration Statement on Form SB-2
                                                         (Registration No. 333-113925)

   3.2            Code of Regulations of the Registrant  Incorporated herein by reference to Exhibit 3.2 of Registration Statement on Form SB-2
                                                         (Registration No. 333-113925)

   4.1            Specimen Common Share Certificate      Incorporated herein by reference to Exhibit 4.1
                                                         of Registration Statement on Form SB-2
                                                         (Registration No. 333-113925)

   4.2            $2.25 Common Share Purchase Warrant    Incorporated herein by reference to Exhibit 4.2
                                                         of Registration Statement on Form SB-2
                                                         (Registration No. 333-113925)

   4.3            $3.00 Common Share Purchase Warrant    Incorporated herein by reference to Exhibit 4.3
                                                         of Registration Statement on Form SB-2
                                                         (Registration No. 333-113925)

   4.4            2001 Non-Qualified and Incentive       Incorporated herein by reference to Exhibit 4.5
                  Stock Option Plan of Registrant        of Registration Statement on Form SB-2
                                                         (Registration No. 333-113925)



   10.1           Loan Agreement between Registrant      Incorporated herein by reference to Exhibit 10.2
                  and The Director of Development of     of Registration Statement on Form SB-2
                  Ohio dated as of December 1, 2002      (Registration No. 333-113925)

   10.2           Convertible Note Purchase Agreement    Incorporated herein by reference to Exhibit 10.1
                  between Registrant and Townsends,      of Report on Form 8-K filed on December 28, 2004
                  Inc. dated December 21, 2004

   10.3           Convertible Promissory Note of         Incorporated herein by reference to Exhibit 10.2
                  Registrant to Townsends, Inc. dated    of Report on Form 8-K filed on December 28, 2004
                  December 21, 2004

   10.4           Convertible Promissory Note of         Incorporated herein by reference to Exhibit 10.3
                  Registrant to Townsends, Inc. dated    of Report on Form 8-K filed on June 9, 2005
                  June 3, 2005

   10.5           Registration Rights Agreement          Incorporated herein by reference to Exhibit 10.3
                  between Registrant and Townsends,      of Report on Form 8-K filed on December 28, 2004
                  Inc. dated December 21, 2004

   10.6           Supply Agreement between Registrant    Incorporated herein by reference to Exhibit 10.4
                  and Townsends, Inc. dated December     of Report on Form 8-K filed on December 28, 2004
                  21, 2004

   10.7           Co-Pack and Storage Agreement          Incorporated herein by reference to Exhibit 10.5
                  between Registrant and Townsends,      of Report on Form 8-K filed on December 28, 2004
                  Inc. dated December 21, 2004

   10.8           Term Promissory Note of Registrant     Incorporated herein by reference to Exhibit 10.6
                  to Key Bank National Association       of Report on Form 8-K filed on December 28, 2004
                  dated December 17, 2004

   14.1           Code of Ethics                         Exhibit 14.1 attached hereto

   16.1           Letter on change in accountant         Incorporated herein by reference to Exhibit 16.1
                                                         of Report on Form 8-K filed on December 28, 2004



   23.1           Consent of Child, Sullivan & Company   Exhibit 23.1 attached hereto

   23.2           Consent of Plante & Moran, PLLC        Exhibit 23.2 attached hereto


   31.1           Certification of the Chief Executive   Exhibit 31.1 attached hereto
                  Officer Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.

   31.2           Certification of the Chief Financial   Exhibit 31.2 attached hereto
                  Officer Pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.

   32             Certification pursuant to Rule         Exhibit 32.1 attached hereto
                  13a-14(b) and Section 1350 of
                  Chapter 63 of Title 18 of the United
                  States Code, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley
                  Act of 2002.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND EXPENSES

         The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 14.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbus, Ohio on June 14, 2005.

                                             KAHIKI FOODS, INC.


                                             By: /s/ Michael C. Tsao
                                             -------------------------
                                             Michael C. Tsao,President


       In accordance with the requirements of the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.



SIGNATURE:                              TITLE                          DATE

/s/Michael C. Tsao              President, Director and            June 14, 2005
----------------------          Chief Executive Officer
Michael C. Tsao

/s/Alice W. Tsao                Vice President, Secretary          June 14, 2005
----------------------          and Director
Alice W. Tsao

/s/Alan Hoover                  Director                           June 14, 2005
----------------------
Alan Hoover

/s/Bradford M. Sprague          Director                           June 14, 2005
----------------------
Bradford M. Sprague

/s/ Charles Dix                 Director                           June 14, 2005
----------------------
Charles Dix

/s/Allen J. Proctor             Director                           June 14, 2005
----------------------
Allen J. Proctor

/s/R.L. Richards                Director                           June 14, 2005
----------------------
R.L. Richards

/s/Julia A. Fratianne           Chief Financial Officer            June 14, 2005
----------------------          and Treasurer
Julia A. Fratianne

                                                            PLANTE & MORAN, PLLC
                                                                       Suite 600
[PLANTE MORAN LOGO]                                              65 E. State St.
                                                              Columbus, OH 43215
                                                               Tel: 614.849.3000
                                                               Fax: 614.221.3535
                                                                 plantemoran.com


                          Independent Auditor's Report


To the Board of Directors
Kahiki Foods, Inc.


We have audited the accompanying balance sheet of Kahiki Foods, Inc. as of March 31, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kahiki Foods, Inc. as of March 31, 2004 were audited by other auditors, whose report dated June 3, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Kahiki Foods, Inc. at March 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Plante & Moran, PLLC

Columbus, Ohio
May 26, 2005

                                                                     A member of
                                                                      [MRI Logo]
                         A worldwide association of independent accounting firms

KAHIKI FOODS, INC.
BALANCE SHEETS
March 31, 2005 and 2004

                                                       2005                2004
                                                   -------------        ------------
ASSETS
Cash                                               $     (10,568)       $  1,073,901
Marketable Securities                              $           -        $    585,032
Accounts Receivable                                $   1,519,498        $  1,964,941
Inventories                                        $   1,891,985        $  1,565,863
Prepaid Expenses                                   $      42,250        $     16,056
Refundable income taxes                            $      44,787        $          -
Deferred Income Taxes                              $      75,000        $     28,000
                                                   -------------        ------------
  Total current assets                             $   3,562,952        $  5,233,792
                                                   -------------        ------------

Land                                               $     114,485        $    114,485
Building & Improvements                            $   2,499,262        $  2,499,262
Machinery & equipment                              $   2,323,312        $  2,052,144
Furniture & fixtures                               $     115,713        $     67,146
Vehicles                                           $     146,269        $    146,269
CIP                                                $   7,665,693        $  3,776,367
                                                   -------------        ------------
                                                   $  12,864,733        $  8,655,672
                                                   -------------        ------------
less:  accum depreciation                          $  (1,981,441)       $ (1,475,370)
                                                   -------------        ------------
  Net property & equipment                         $  10,883,293        $  7,180,302
                                                   -------------        ------------

Deferred loan fees                                 $     219,992        $    147,988
Deferred Taxes                                     $           -        $     27,000
Other                                              $      29,589        $    439,656
                                                   -------------        ------------
  Total other assets                               $     249,581        $    614,643
                                                   -------------        ------------

                                                   -------------        ------------
TOTAL ASSETS                                       $  14,695,825        $ 13,028,737
                                                   =============        ============

LIABILITIES & EQUITY
Current debt                                       $     688,909        $    529,491
Current portion of bond                            $     143,333        $    140,000
Related Party Note Payable                         $     150,000        $          -
NP - LOC                                           $           -        $  1,000,000
Accounts Payable                                   $   2,221,213        $  1,905,171
Accrued expenses                                   $     447,565        $    545,027
Income taxes payable                               $       5,350        $    413,000
                                                   -------------        ------------
   Total current liabilities                       $   3,656,370        $  4,532,689
                                                   -------------        ------------

Bond Obligation                                    $   3,850,000        $  4,002,546
Related Party Debt                                 $   1,000,000        $          -
Line of Credit                                     $   1,157,605        $          -
LT Debt                                            $   1,609,822        $  1,145,635
                                                   -------------        ------------
  Total Liabilities                                $  11,273,797        $  9,680,870
                                                   -------------        ------------

Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,649,848 and 3,588,848       $   2,780,756        $  2,770,123
  issued
Retained earnings                                  $     641,272        $    577,744
                                                   -------------        ------------
  Total stockholders' equity                       $   3,422,028        $  3,347,867
                                                   -------------        ------------

                                                   -------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  14,695,825        $ 13,028,737
                                                   =============        ============

See notes to the consolidated financial statements.

KAHIKI FOODS, INC.
STATEMENT OF OPERATIONS
For the years ended March 31, 2005 and 2004

                                                                         2005                             2004
                                                                     ------------                     ------------
Sales                                                                $ 18,894,267                     $ 14,193,124

Cost of sales                                                          14,783,553                       10,342,020
                                                                     ------------                     ------------

Gross margin                                                            4,110,714                        3,851,104

Operating, general and administrative expenses                          3,931,714                        2,684,433
                                                                     ------------                     ------------

Income from operations                                                    179,000                        1,166,671
                                                                     ------------                     ------------

Other income (expense):
  Interest expense                                                        (73,374)                        (137,834)
  Interest and dividend income                                             13,258                           34,779
  Net gain (loss) on marketable securities                                (22,420)                          17,874
                                                                     ------------                     ------------
    Total other income (expense)                                          (82,536)                         (85,181)
                                                                     ------------                     ------------

Income (loss) before income taxes                                          96,464                        1,081,490

Income tax expense (benefit)                                               32,936                          405,102
                                                                     ------------                     ------------

Net income (loss)                                                          63,528                          676,388
                                                                     ============                     ============

Weighted average shares outstanding:
  Basic                                                                 3,602,896                        2,968,171
                                                                     ============                     ============
  Diluted                                                               4,008,207                        3,506,186
                                                                     ============                     ============

Net income (loss) per common share:
  Basic                                                              $       0.02                     $       0.23
                                                                     ============                     ============
  Diluted                                                            $       0.02                     $       0.19
                                                                     ============                     ============

See notes to the consolidated financial statements.

KAHIKI FOODS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended March 31, 2005 and 2004

                                                                 Additional            Retained         Treasury
                                               Common Stock    Paid-In Capital    Earnings (Deficit)     Stock         Total
                                               ------------    ---------------    ------------------    --------    -----------
BALANCE AT MARCH 31, 2003                      $  1,393,868    $       485,565    $          (98,644)   $      -    $ 1,780,789

Reclass Additional Paid-In Capital                  485,565           (485,565)                                               -

Stock options exercised                               3,530                                                               3,530

Issuance of common stock                            887,160                                                             887,160

Net income                                                                                   676,388                    676,388
                                               ------------    ---------------    ------------------    --------    -----------

BALANCE AT MARCH 31, 2004                         2,770,123                  -               577,744           -      3,347,867

Reclass Additional Paid-In Capital                        -                  -                                                -

Stock options exercised                              19,600                                                              19,600

Costs related to issuance of common stock            (8,967)                                                             (8,967)

Net income (loss)                                                                             63,528                     63,528
                                               ------------    ---------------    ------------------    --------    -----------

BALANCE AT MARCH 31, 2005                      $  2,780,756    $             -    $          641,272    $      -    $ 3,422,028
                                               ============    ===============    ==================    ========    ===========

See notes to the consolidated financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS
For the years ended March 31, 2005 and 2004

                                                                                   2005                         2004
                                                                                -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                             $    63,528                  $   676,388
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                               521,378                      531,236
        Unrealized (gain) loss on marketable securities                                   -                      (36,832)
        Realized loss (gain) on sale of marketable securities                        14,980                       (9,383)
        Net (gain) loss on disposal of property and equipment                             -                      (45,230)
        Deferred income tax (benefit) expense                                       (20,000)                     (49,000)
        Bad debt provision                                                           10,000
        (Increase) decrease in operating assets:
           Accounts Receivable                                                      435,448                   (1,357,696)
           Inventories                                                             (332,554)                    (743,108)
           Refundable income taxes                                                  (44,787)                      56,000
           Other assets                                                             383,872                     (419,625)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                                         316,040                    1,119,975
           Accrued Expenses                                                         (97,462)                     431,523
           Income taxes payable                                                    (407,650)                     413,000
                                                                                -----------                  -----------
                 Total adjustments                                                  779,265                     (109,140)
                                                                                -----------                  -----------

         Net cash provided by operating activities                                  842,793                      567,248

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                            (319,735)                    (102,624)
  Purchase of new facility improvements                                          (3,889,326)                  (3,108,168)
  Proceeds from the disposal of property and equipment                                    -                      102,455
  Proceeds from the sale of marketable securities                                   570,052                      536,404
                                                                                -----------                  -----------
          Net cash used in investing activities                                  (3,639,009)                  (2,571,933)
                                                                                -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                                  157,605                      (37,396)
  Proceeds from long-term debt                                                    1,275,992                      583,236
  Proceeds from related party debt                                                1,000,000
  Proceeds from the issuance of bond obligation                                           -                    1,815,282
  Payments on long-term debt                                                       (502,387)                    (355,900)
  Payments on bond obligation                                                      (149,213)                           -
  Capitalized costs of financing                                                    (80,882)                           -
  Proceeds from stock issuance                                                            -                      862,161
  Costs from stock issuance                                                          (8,968)                           -
  Proceeds from exercise of stock options                                            19,600                       28,529
                                                                                -----------                  -----------
           Net cash provided by financing activities                              1,711,747                    2,895,913
                                                                                -----------                  -----------

           Net increase (decrease) in cash                                       (1,084,469)                     891,229

Cash - beginning of year                                                          1,073,901                      182,672
                                                                                -----------                  -----------

Cash - ending of year                                                           $   (10,568)                 $ 1,073,901
                                                                                ===========                  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                                   $   379,255                  $   373,596
     Income taxes                                                               $   465,960                  $    35,000

See notes to the consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 Nature and Scope of Business

Kahiki Foods, Inc. was formed in 1982 to acquire a landmark restaurant in Columbus, Ohio. (The restaurant was closed in 2000.) In 1988, we began the manufacture and processing of frozen and other finished Chinese and Polynesian foods for wholesale distribution.

We manufacture and sell Asian foods packaged in bulk and frozen containers. We have a wide variety of offering which include: Egg Rolls, Appetizers, Fried Rice, Sauces, Stir-fry Meal Kits, Single Serve Entrees, and Family Meal Entrees. All of the foregoing products are marketed at the retail and bulk institutional levels across three broad market segments: foodservice, retail, and warehouse clubs. Product mix and packaging is directed to each of those segments. Products are sold throughout the United States, Canada, and Mexico.

NOTE 2 Summary of Significant Accounting Policies

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Revenue Recognition

Revenues are recognized when the goods are shipped. Our products are perishable frozen foods with a limited life. Claims for damage during shipment must be made immediately upon receipt of the products. There are no other post-delivery obligations related to the sale of our products. Any credits for damaged goods are netted against sales in the current period. During the year ended March 31, 2005 and 2004, sales returns were $73,153 and $64,863, respectively.

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

Cash

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks.

We maintain our cash in two accounts with two financial institutions. The carrying value is a reasonable estimate of the fair value.

Deposits

In accordance with a Loan Agreement dated December 1, 2002, with the State of Ohio, we maintained a Primary Reserve Account of $418,500 on deposit with a trustee. During the year ended March 31, 2005 this deposit was replaced with a letter of credit. We maintain $29,589 in deposits with various other vendors.

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

During the year ended March 31, 2005, the equity mutual fund, with a cost basis of $529,236 as of March 31, 2004, was sold.

Accounts Receivable - Trade

Accounts receivable are un-collateralized customer obligations due under normal trade terms requiring payment within 15 to 30 days of the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances 60 days past the invoice date are considered delinquent. Payments received for accounts receivable are allocated to the specific invoices identified on the customer remittance advice or, if unspecified, are applied to the earliest unpaid invoices. We do not charge interest on past due account balances.

The carrying amount of accounts receivable is reduced, when necessary, by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all customer account balances on a monthly basis, and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2005 the reserve for bad debts was $30,000. No reserve was recorded at March 31, 2004.

Inventories

Inventories consist of perishable food products and packaging supplies. The inventories are valued at the lower of cost (first-in, first-out method) or market. Impairment and changes in market value are evaluated on a per item basis.

If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts.

Inventories consisted of the following at March 31:

                                   2005                 2004
                                -----------          -----------
Raw food products               $   411,718          $   367,262
Work In process                      80,795                    -
Finished goods                    1,085,833              923,231
Supplies                            323,639              275,370
                                -----------          -----------

Inventory reserve                   (10,000)                   -
                                -----------          -----------

                                $ 1,891,985          $ 1,565,863
                                ===========          ===========

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation computed using the straight-line method. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales. Property and equipment are depreciated over their estimated useful lives as follows:

Building and improvements                    5 - 39 years
Machinery and equipment                      5 - 9 years
Furniture and fixtures                       3 - 7 years
Vehicles                                     5 years

During the year ended March 31, 2005 and 2004, we capitalized interest related to the acquisition and renovation of the new facility totaling approximately $323,000 and $236,000, respectively. The capitalized interest is included in construction in progress on the balance sheet.

Deferred Loan Costs

Included in other assets are deferred bond costs of $140,463 as of March 31, 2005, and $147,988 as of March 31, 2004, and $79,529 related to the construction financing secured in December, 2004, which have no residual value. The deferred loan costs will be amortized on a straight-line basis over the life of the bond and loan obligations.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for they years ended March 31, 2005 and 2004 was $228,721 and $142,176, respectively.

Customer Incentives

We routinely offer discounts, rebates, slotting fees, or other customer incentives, determined on a case-by-case basis by management at the senior level. During the years ended March 31, 2005 and 2004, discounts, rebates, slotting fees, and other customer incentives of $1,732,231 and $1,089,496, respectively, were net against revenues.

Research and Development

We expense research and development costs as incurred. Research and development costs for the years ended March 31, 2005 and 2004 were $109,727 and $34,561, respectively.

Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

NOTE 3 Earnings Per Share (EPS)

                                              March 31, 2005                               March 31, 2004
                                    Income         Shares        Per Share      Income          Shares        Per Share
                                 (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                 -----------  ---------------    ---------    -----------  ---------------    ---------
  Basic EPS
Income from continuing
operations available to
common stockholders'             $    63,528        3,602,896    $    0.02    $   676,388        2,968,171    $    0.23

Effect of dilutive options                 0          405,311         0.00              0          538,015        (0.04)
                                 -----------        ---------    ---------    -----------        ---------    ---------

  Diluted EPS
Income from continuing
operations available to
common stockholders'             $    63,528        4,008,207    $    0.02    $   676,388        3,506,186    $    0.19
                                 ===========        =========    =========    ===========        =========    =========

Earnings per share are computed on the weighted average number of common shares outstanding including any dilutive options.

NOTE 4 Lines of Credit

On June 1, 2004, we entered into a two-year agreement with a bank for a revolving loan facility not to exceed $2,500,000, to be used for retirement of the $1,100,000 credit line and additional working capital. The interest rate applied to the unpaid principal balance is the LIBOR rate plus two percent (effective rate of 5.25% as of and for the ten month period ended March 31, 2005). Outstanding principal and all accrued unpaid interest are due by May 31, 2006. The line is collateralized by virtually all of our assets. Total amount outstanding on lines of credit at March 31, 2005 and 2004 was $1,157,605 and $1,000,000, respectively.

NOTE 5 Long-Term Debt

Long-term debt consisted of the following at March 31, 2005:

                                                                  2005            2004
                                                               -----------     -----------
Various notes payable to banks and financing companies for
 purchases of equipement due in monthly installments
 ranging from $414 to $12,003 including interest ranging
 from 3 to 10.5 percent through December 2007.                 $   850,411     $ 1,242,500

Note payable to a financial institution due in monthly
 installments of $4,853 including interest at 8 percent,
 through December 2007.                                            143,352         188,154

Capital lease to a governmental agency for land due in
 monthly installments of $1,698 including interest at
 4.25 percent, through May 2009. At the end of the lease
 term the Company intends on exercising the bargain
 purchase option of $100 contained in the lease agreement.          77,783          94,472

Bank term loan due in monthly installments of $26,514
 plus interest at 2.5 percent over the short LIBOR
 rate (an effective rate of 5.31 percent at March 31,
 2005), through  June 2012.                                      1,227,187               -
                                                               -----------     -----------

                               Total                           $ 2,298,733     $ 1,525,126
                                                               ===========     ===========
                               Less current portion                688,909         379,491
                                                               -----------     -----------
                               Long-term portion               $ 1,609,824     $ 1,145,635
                                                               ===========     ===========

Long-term debt for the years ended March 31 matures as follows:

2006                        $   688,909
2007                            619,737
2008                            563,716
2009                            373,831
2010                             52,540
Thereafter                            -
                            ------------
                            $ 2,298,733
                            ===========

The above long-term debt is collateralized by virtually all of Kahiki's assets and is subject to certain covenants and restrictions including maintenance of certain financial requirements. As of March 31, 2005 we were in compliance with all of our financial covenants. Rates currently available from the bank for debt with similar terms and remaining maturities are used to estimate the fair value of the debt. Our carrying value approximates the fair value of the debt.

NOTE 6 Bond Obligation Payable

On November 26, 2002 we entered into an agreement with the State of Ohio to provide funding for the acquisition of a facility by issuing $4,180,000 State Economic Development Revenue Bonds. Under the terms of the agreement Kahiki is required to pay monthly installments ranging from $19,519 to $31,239 including interest ranging from 4.55 to 5.85 percent. The obligation is collateralized by virtually all our assets.

Bond Obligations for the years ended March 31 matures as follows:

2006                        $   143,333
2007                            150,000
2008                            158,333
2009                            168,333
2010                            173,333
Thereafter                    3,200,000
                            -----------
                            $ 3,993,333
                            ===========

NOTE 7 Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                            2005             2004
                                                          ---------       -----------
Current (benefit) expense:
  Federal                                                 $  44,000       $   381,000
  State                                                   $   9,000            73,102
  Deferred (benefit) expense                              $ (20,000)          (49,000)
                                                          ---------       -----------
                                                          $  33,000       $   405,102
                                                          =========       ===========

The Components of the net deferred tax asset is as follows:

                                                 2005       2004
                                               --------   --------
Assets:
  Inventories                                  $ 10,000   $  9,000
  Accrued vacation                               10,000     20,000
  Accrued wages                                  10,000          -
  Bad debt reserve                               10,000
  Capital loss carry forward                     57,000     58,000
  Other                                               -      3,000
                                               --------   --------
         Gross Deferred Tax Assets               97,000     90,000
                                               --------   --------

Liabilities:
  Unrealized gains on marketable securities           -      4,000
  Depreciation on property and equipement        10,000     31,000
  Prepaid expenses                               12,000          -
                                               --------   --------
         Gross Deferred Tax Liabilities          22,000     35,000
                                               --------   --------

  Total Net Deferral Tax Asset                 $ 75,000   $ 55,000
                                               ========   ========

NOTE 8 Stockholders' Equity and Stock Options

We adopted the 2001 Non Qualified and Incentive Stock Option Plan effective July 16, 2001. The Plan authorizes Kahiki to grant options to purchase shares of common stock to directors, employees and consultants of the company. The maximum number of common shares that may be issued under the Plan is 600,000. We also have outstanding 240,666 options for common shares under a contractual agreement with an employee. These shares are considered to be outside of the plan, but have been included in the disclosures for employee options.

As of March 31, 2005, one outside consultant held options to purchase a total of 52,600 shares of common stock, with exercise prices ranging from $.22 to $.65. The options At March 31, 2005, 271,133 options were vested and the remaining options vest at various times over the next four years. These options expire at various dates through 2009.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan for employees, consultants and the outside directors. The vesting period of the options granted range from immediately exercisable to four years. Accordingly, no compensation cost has been recognized in the accompanying financial statements for options issued under the plan since the exercise price of the options was equal to the market value of the shares at the date of grant. Had compensation costs for the our stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methodology of Financial Accounting Standards Board Statement No. 123, Accounting For Stock - Based Compensation, our net income and net income per share would change as indicated below:

                                                             2005         2004
                                                           ---------    --------
Net (Loss) Income:
  As reported                                              $  63,528    $676,388
  Total stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                                         48,559      44,234
                                                           ---------    --------
  ProForma                                                 $  14,969    $632,154
                                                           =========    ========

Basic (Loss) Earnings Per Share:
  As reported                                              $    0.02    $   0.23
  Pro Forma                                                $    0.00    $   0.21

Diluted (Loss) Earnings Per Share:
  As reported                                              $    0.02    $   0.19
  Pro Forma                                                $    0.00    $   0.18

The fair value of each option grant is estimated on the date of grant using the Back-scholes option-pricing model with the following weighted-average assumptions.

                                         2005         2004
                                       -------      --------
Dividend yield                              0             0%
Expected volatility                    124.72           200%
Risk-free interest rates                 4.18%            3%
Expected lives                         5 years       5 years

A summary of the changes in the company's employee stock option plan as of March 31, 2005 and 2004 is presented below:

                                    2005                    2004
                                  -------                 --------
                                        Average                Average
                                        Exercise               Exercise
                            Shares       Price      Shares      Price
                            -------     --------    -------    --------
April 1                     439,799     $   0.50    305,466    $  0.34
  Granted                    51,000         3.30    155,333       1.25
  Exercised                 (66,000)        0.35    (21,000)      0.17
  Cancelled                 (20,000)        0.59          -       0.00
                            -------     --------    -------    -------
March 31                    404,799     $   0.83    439,799    $  0.50
                            =======     ========    =======    =======

                                                       2005         2004
                                                     ---------    ---------
Options exercisable at year-end                        271,133      153,800

Weighted-average fair value of options
granted during the year                              $    3.30    $    0.62

                                      Weighted
                                       Average
                      Number          Remaining       Weighted         Number         Weighted
  Range of          Outstanding      Contractual       Average       Outstanding      Average
  Exercise           March 31,          Life          Exercise        March 31,       Exercise
   Prices              2005          (In Years)         Price           2005           Price
------------        -----------      -----------      ---------      -----------      --------
$.22 - $2.40            404,799             3.28      $    0.83          439,799      $   0.50

NOTE 9 Lease Commitments

We leased a facility used for our wholesaling operations under an agreement that is accounted for as an operating lease. This lease requires monthly payments of $6,444 through April 2005.

We also lease manufacturing equipment under operating lease agreements. These leases expire at various dates through 2008 and require monthly payments ranging from $410 to $8,415 per month.

Future annual minimum lease commitments as of March 31 are as follows:

2006                  $  61,873
2006                     46,279
2007                     19,276
2008                      7,525
                      ---------
                      $ 134,953
                      =========

Our lease expense for the year ended March 31, 2005 was $338,397.

NOTE 10 Concentrations

Sales to three customers amounted to approximately 44% of total revenue in the year ended March 31, 2005 and 48% for the year ended March 31, 2004. Accounts receivable from one customer accounted for approximately 10% of total accounts receivable as of March 31, 2005. Five customers accounted for approximately 74% in 2004.

NOTE 11 Commitments

In December 2002, we purchased a new operating facility for $2,254,999. As of March 31, 2005, we have spent an additional $7,665,693, which is reflected as construction in progress. As of March 31, 2005, there was approximately $1,100,000 of additional cost committed to complete the project.

NOTE 12 Related Party Transactions

On December 21, 2004, we entered into a $1,000,000 convertible note promissory agreement with a raw material vender. Under the terms of the agreement we received $1,000,000 from the vendor bearing interest at 5 percent and due December 31, 2009. The note is convertible at $2.25 per share for either the Kahiki's no par common stock or $.01 par preferred stock once approve by the shareholders. In addition to this agreement we entered into a poultry supply and co-pack and storage agreement with this vendor. During the year ended March 31, 2005 we purchased $1,856,166 of raw material from this vendor and included in accounts payable at March 31, 2005 is $45,300 to this vendor.

Note Payable to shareholder totaling $150,000 at March 31, 2005 and 2004 were originally due February 2005. During the year the note was extended to February 2006. Interest on the note accrues at 2 percent over prime and is paid on first of each month.