Form 10QSB
period 2005-06-30
KAHIKI FOODS INC
filed 2005-08-10
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2005

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

                                   31-1056793
                     --------------------------------------
                      (I.R.S. Employer Identification No.)

                    1100 Morrison Blvd., Columbus, Ohio 43230
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (614) 322-3180
                       -----------------------------------
                           (Issuer's telephone number)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,670,848 common shares.

      Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                               KAHIKI FOODS, INC.

                                INDEX                                           PAGE
                                -----                                           ----
Part I.          Financial Information:

       Item 1.   Financial Statements                                            4-7
                 Notes to Financial Statements                                   8-9

       Item 2.   Arrangements, Discussion and Analysis or Plan of Operation      8-12

       Item 3.   Controls and Procedures                                          12

Part II          Other Information

       Item 1.   Legal Proceedings                                                12

       Item 2.   Changes in Securities and Business
                 Issuer Purchases of Equity Securities                            12

       Item 3.   Defaults upon Senior Securities                                  12

       Item 4.   Submission of Matter to a Vote of Security Holders             12-13

       Item 5.   Other Information                                                13

       Item 6.   Exhibits and Reports on Form 8-K                               15-18

Signatures                                                                        14

1. ORGANIZATION AND NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited financial statements should be read in conjunction with the financial statements for the year ended March 31, 2005, which is included in the Company's Form SB-2 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Stock-based Compensation - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which requires entities to measure the cost employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized as an expense over the period during which the employee is required to provide service in exchange for the award, which is usually the vesting period.

As required by SFAS 123R, the Company will estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending March 31, 2006. We are currently evaluating the impact of this new standard will have on its financial position, results of operation, or cash flows.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

During the first quarter, we engaged our auditors to perform agreed upon procedures on the inventory observation procedures for June 30, 2005. Their procedures included, among others, attending Management's planning meeting, reviewing established procedures, performing recounts, etc. As a result of their procedures, they concluded that inventory observation procedures are established and are in effect. They also commented on the need to consider the use of an ERP system to more accurately track inventory.

In December 2002, we acquired an existing approximately 119,000 square foot building on approximately 14.1 acres of land in Gahanna, Ohio a suburb of Columbus. We renovated and equipped this facility to meet USDA regulations for the manufacture of food products. The facility is used to prepare, freeze, package, store and ship our products, and house our administrative offices.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                              JUNE 30, 2005
                                               (unaudited)    March 31, 2005
                                              -------------   --------------
ASSETS

Cash                                           $  1,386,544    $    (10,568)
Accounts receivable                               2,022,252       1,519,498
Inventories                                       1,629,539       1,891,985
Prepaid expenses                                     53,585          42,250
Refundable income taxes                              39,498          44,787
Deferred income taxes                                75,000          75,000
                                               ------------    ------------
  Total current assets                            5,206,418       3,562,952
                                               ------------    ------------

Land                                                114,485         114,485
Building & improvements                           9,900,039       2,499,262
Machinery & equipment                             3,403,982       2,323,312
Furniture & fixtures                                139,734         115,713
Vehicles                                            127,114         146,269
Construction in progress                                  -       7,665,693
                                               ------------    ------------
                                                 13,685,354      12,864,734
                                               ------------    ------------
Less:  accum depreciation                        (1,278,633)     (1,981,442)
                                               ------------    ------------
  Net property & equipment                       12,406,721      10,883,292
                                               ------------    ------------

Deferred loan fees                                  209,007         219,992
Other                                                20,450          29,589
                                               ------------    ------------
  Total other assets                                229,457         249,581
                                               ------------    ------------

                                               ------------    ------------
TOTAL ASSETS                                   $ 17,842,596    $ 14,695,825
                                               ============    ============

LIABILITIES & EQUITY
Current debt                                   $    779,281    $    688,909
Current portion of bond                             143,333         143,333
Related party note payable                          150,000         150,000
Accounts payable                                  2,216,259       2,221,213
Accrued expenses                                    389,077         447,565
Income taxes payable                                      -           5,350
                                               ------------    ------------
   Total current liabilities                      3,677,950       3,656,370
                                               ------------    ------------

Bond obligation                                   3,815,000       3,850,000
Related party debt                                2,000,000       1,000,000
Line of credit                                    2,500,000       1,157,605
Long-term debt                                    2,639,582       1,609,822
                                               ------------    ------------
  Total liabilities                              14,632,532      11,273,797
                                               ------------    ------------

Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,670,848 and 3,649,848      2,789,186       2,780,756
  issued

Retained earnings                                   420,878         641,272
                                               ------------    ------------
  Total stockholders' equity                      3,210,064       3,422,028
                                               ------------    ------------

                                               ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 17,842,596    $ 14,695,825
                                               ============    ============

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                    2005           2004
                                                 -----------    -----------
Sales                                            $ 5,098,006    $ 5,021,263

Cost of sales                                      4,288,653      3,698,622
                                                 -----------    -----------

Gross margin                                         809,353      1,322,641

Operating, general and administrative expenses       958,275      1,011,104
                                                 -----------    -----------

Income (loss) from operations                       (148,922)       311,537
                                                 -----------    -----------

Other income (expense):
  Interest expense                                   (71,860)       (54,187)
  Interest and dividend income                           388          6,747
  Net loss on marketable securities                        -        (14,980)
                                                 -----------    -----------
    Total other expense                              (71,472)       (62,420)
                                                 -----------    -----------

Income (loss) before income taxes                   (220,394)       249,117

Income tax expense                                         -         96,671
                                                 -----------    -----------

Net income (loss)                                   (220,394)       152,446
                                                 ===========    ===========

Weighted average shares outstanding:
  Basic                                            3,661,261      3,588,848
                                                 ===========    ===========
  Diluted                                          4,045,827      4,292,430
                                                 ===========    ===========

Net income (loss) per common share:
  Basic                                          $     (0.06)   $      0.04
                                                 ===========    ===========
  Diluted                                        $     (0.05)   $      0.04
                                                 ===========    ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                         Retained       Treasury
                                        Common Stock     Earnings        Stock        Total
                                        ------------    -----------     --------   -----------
BALANCE AT MARCH 31, 2005               $ 2,780,756     $   641,272     $      -   $ 3,422,028

Stock options exercised                       8,430                                      8,430

Net loss                                                   (220,394)                  (220,394)
                                        -----------     -----------     --------   -----------

BALANCE AT JUNE 30, 2005 (UNAUDITED)    $ 2,789,186     $   420,878     $      -   $ 3,210,064
                                        ===========     ===========     ========   ===========

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                      2005           2004
                                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                $  (220,394)   $   152,446
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                  179,270        149,814
        Unrealized loss on marketable securities                             -         14,980
        Net loss on disposal of property and equipment                   1,263              -
        (Increase) decrease in operating assets:
           Accounts receivable                                        (502,754)       455,349
           Inventories                                                 262,446     (1,891,985)
           Refundable income taxes                                       5,289        (44,787)
           Other assets                                                 (2,196)       (71,839)
        Increase (decrease) in operating liabilities:
           Accounts payable                                             (4,954)       548,364
           Accrued expenses                                            (58,488)       447,565
           Income taxes payable                                         (5,350)         5,350
                                                                   -----------    -----------
        Net cash used in operating activities                         (345,868)      (234,743)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                               (649,226)       (26,143)
  Purchase of new facility improvements                             (1,051,701)    (1,314,312)
  Proceeds from the disposal of property and equipment                     200
  Proceeds from the sale of marketable securities                            -        540,052
                                                                   -----------    -----------
           Net cash used in investing activities                    (1,700,727)      (800,403)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                   1,342,395          1,556
  Proceeds from long-term debt                                       2,282,810              -
  Payments on long-term debt                                          (162,678)       (95,042)
  Capitalized cost of financing                                          7,750         (8,967)
  Payments of bond obligation                                          (35,000)       (35,001)
  Proceeds from the exercise of stock options                            8,430
                                                                   -----------    -----------
           Net cash provided by (used in) financing activities       3,443,707       (137,454)
                                                                   -----------    -----------

           Net increase (decrease) in cash                           1,397,112     (1,172,600)

Cash - beginning of period                                             (10,568)             -
                                                                   -----------    -----------

Cash - end of period                                               $ 1,386,544    $(1,172,600)
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                                      $   109,051    $    54,186
     Income taxes                                                  $        60    $   360,000

See notes to the financial statements.

Currently, we have three marketing segments throughout the country; retail, foodservices, and warehouse clubs. Key customers in retail supermarket segments are: Wal-Mart Supercenters, The Kroger Co., Albertson's , C & S Wholesale, H.E. Butt, Publix, Meijer, Smart & Final, SuperValu, and Wakefern; in foodservice segments are: Gordon Food Service, Abbott Foods/Sysco, Magic Wok, Orlando Food Service, and U.S. Food Service; and in warehouse clubs segments are: Sam's Club and Costco.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the quarters ended June 30, 2005 and 2004:

QUARTERS ENDED JUNE 30

                                              (in %)
                                               2005       2004
Revenues                                       100        100
Cost of revenues                                84         74
                                               ---        ---

Gross profit                                    16         26
Operating expenses                              19         20
                                               ---        ---

Income from operations                          (3)         6
Interest expense                                (1)        (1)
                                               ---        ---

Income from continuing operations before
         income tax                             (4)         5
                                                          ---
Income tax                                       0          2
                                               ---        ---

Net income                                      (4)         3
                                               ===        ===

REVENUES

Revenues for the quarter ended June 30, 2005 were $5,098,006 compared to $5,021,263 revenues for the comparable quarter ended June 30, 2004.

COST OF GOODS

The gross margin on sales of products was $809,353 for the quarter ended June 30, 2005 compared to $1,322,641 for the quarter ending June 30, 2004. The primary reason for the decline in gross margins for the quarter ended June 30, 2005 was the inefficiencies related to the start up of the new plant in May 2005. We expect margins to improve each quarter, but anticipate improvements happening gradually over several months as we implement process improvements and work out start up issues related to a new facility.

Cost of sales include cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2005 were $958,275 compared to $1,018,544 for the comparable period in 2004, which is a decrease of $60,269 or 6%. Most of the decrease was attributable to marketing and advertising expenses, which decreased to

$419,549 for the quarter ended June 30, 2005, from $585,010 for the quarter ended June 30, 2004, primary due to a decrease in demo costs.

RESEARCH AND DEVELOPMENT

Expenditures on research and development were $72,287 for the quarter ended June 30, 2005 compared to $16,119 for the quarter ended June 30, 2004, an increase of 348%. The increase was due to developing new food products.

NET INCOME

Our net loss for the quarter ended June 30, 2005 was $220,394, as compared to net income of $152,446 for the quarter ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCE

On June 1, 2004, we entered into a two year agreement with a bank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 50% of eligible inventory. The line was used to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2007.

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

ITEM 3. Controls and Procedures

No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - Not Applicable.

ITEM 2. Change in Securities and Small Business Issuer Purchases of Equity Securities - Not Applicable.

ITEM 3. Defaults Upon Senior Securities - Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders. - At the annual meeting of the shareholders of Kahiki Foods, Inc., held on August 8, 2005, the following

Directors were elected to serve for one year or until their successors are elected by the vote totals noted:

                               VOTES AGAINST OR
                       --------------------------------
       NAME            VOTES FOR    WITHHELD    ABSTAIN
       ----            ---------    --------    -------
Alice W. Tsao          2,618,902     16,520        0
Bradford M. Sprague    2,628,822      6,600        0
Charles Dix            2,600,822     34,600        0
Allen J. Proctor       2,628,822      6,600        0
R. L. Richards         2,628,822      6,600        0
John Dix               2,600,822     34,600        0

Additionally by a vote of 2,623,822 shares for, 6,600 shares against and 5,000 shares abstain, the shareholders ratified and approved the selection of Plante & Moran, PLLC as Kahiki's auditors for the fiscal year ended March 31, 2006.

By a vote of 2,614,202 shares for, 16,000 shares against and 5,220 shares abstain, the shareholders adopted an amendment to Kahiki's Amended and Restated Articles of

Incorporation to designate 1,000,000 shares of capital stock as Preferred Shares and to specify the terms and preferences of the Preferred Shares.

ITEM 5. Other Information.

On July 22, 2005, Michael Tsao, Director, President and Chief Executive Officer of Kahiki Foods, Inc. died. At the time of his death, Mr. Tsao was the direct owner of 1,023,000 common shares of Kahiki, representing approximately 27.87% of Kahiki's outstanding common shares. Mr. Tsao's spouse, Alice Tsao, Director, Vice President and Secretary of Kahiki, was named Executor of Mr. Tsao's estate. As a result, Alice Tsao will control the common shares owned by Mr. Tsao's estate. Alice Tsao also is the direct owner of 688,660 common shares of Kahiki, representing approximately 18.76% of Kahiki's outstanding common shares. Consequently, when added to the common shares held in Mr. Tsao's estate that she will control, Alice Tsao will control approximately 47.28% of Kahiki's outstanding common shares.

On July 26, 2005, Alan L. Hoover was named Acting President of Kahiki Foods, Inc., succeeding Michael Tsao who died on July 22, 2005. Mr. Hoover, age 50, joined Kahiki in May 1999 as Senior Vice President of Sales and Marketing and has served on Kahiki's Board of Directors since September 1999. Prior to joining Kahiki, Mr. Hoover was Vice President, National Accounts for Tenneco Packaging/Pressware, a manufacturer of packaging and labels in Columbus, Ohio. Mr. Hoover received his B.S. (Administrative Management) from Clemson University and his M.B.A. (Financial Management) from Benedictine University. Mr. Hoover currently serves as an Advisory Board member for the National Refrigerated and Frozen Foods Association.

On August 8, 2005, Ms. Tsao was named Chairman of the Board, and the chair of the executive committee of the board.

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

                                       KAHIKI FOODS, INC.
                                       (Registrant)

Date: August 10, 2005                  /s/ Alan L. Hoover
                                       ----------------------------------------
                                       Alan L. Hoover, Acting President

Date: August 10, 2005                  /s/ Julia A. Fratianne
                                       ----------------------------------------
                                       Julia A. Fratianne, Treasurer and CFO

                                INDEX TO EXHIBITS

Exhibit No.                       Description                        Location
-----------    ----------------------------------------------    ---------------
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