Form 10QSB/A
period 2005-06-30
KAHIKI FOODS INC
filed 2005-08-25
CIK 1283928

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

ITEM 3. Controls and Procedures


As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Acting President and CFO. Based upon that evaluation, our Acting President and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Acting President and CFO, to allow timely decisions regarding required disclosure.

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