Form 10QSB/A
period 2005-06-30
KAHIKI FOODS INC
filed 2005-09-23
CIK 1283928

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

      Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

      Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                               KAHIKI FOODS, INC.


                                INDEX                                           PAGE
                                -----                                           ----
Part I.          Financial Information:

       Item 1.   Financial Statements                                            3-6
                 Notes to Financial Statements                                     7

       Item 2.   Arrangements, Discussion and Analysis or Plan of Operation      7-11

       Item 3.   Controls and Procedures                                          11

Part II          Other Information

       Item 1.   Legal Proceedings                                                12

       Item 2.   Changes in Securities and Business
                 Issuer Purchases of Equity Securities                            12

       Item 3.   Defaults upon Senior Securities                                  12

       Item 4.   Submission of Matter to a Vote of Security Holders             12-13

       Item 5.   Other Information                                                13

       Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                        14

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

ITEM 3. Controls and Procedures


As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Acting President and CFO. Based upon that evaluation, our Acting President and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no changes in our internal controls or in other factors that materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.


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

                                       KAHIKI FOODS, INC.
                                       (Registrant)


Date: September 23, 2005               /s/ Alan L. Hoover
                                       ----------------------------------------
                                       Alan L. Hoover, Acting President

Date: September 23, 2005               /s/ Julia A. Fratianne
                                       ----------------------------------------
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