Form 10QSB
period 2005-09-30
KAHIKI FOODS INC
filed 2005-11-14
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2005

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

                                 (614) 322-3180
        -----------------------------------------------------------------
                           (Issuer's telephone number)

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,670,848 common shares.

      Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                               KAHIKI FOODS, INC.

                                      INDEX

                                                                                  PAGE
                                                                                ---------
Part I.            Financial Information:

         Item 1.   Financial Statements                                               3-7
                   Notes to Financial Statements                                        8

         Item 2.   Arrangements, Discussion and Analysis or Plan of Operation        8-12

         Item 3.   Controls and Procedures                                          12-13

Part II            Other Information

         Item 1.   Legal Proceedings                                                   13

         Item 2.   Changes in Securities and Business
                   Issuer Purchases of Equity Securities                               13

         Item 3.   Defaults upon Senior Securities                                     13

         Item 4.   Submission of Matter to a Vote of Security Holders                  13

         Item 5.   Other Information                                                   13

         Item 6.   Exhibits and Reports on Form 8-K                                 16-18

Signatures                                                                             14

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                              SEPTEMBER 30, 2005
                                                 (unaudited)       March 31, 2005
                                              ------------------   --------------
ASSETS
Cash                                          $          478,970   $      (10,568)
Accounts receivable                                    2,299,537        1,519,498
Inventories                                            1,924,723        1,891,985
Prepaid expenses                                          89,018           42,250
Refundable income taxes                                        -           44,787
Deferred income taxes                                    160,000           75,000
                                              ------------------   --------------
  Total current assets                                 4,952,248        3,562,952
                                              ------------------   --------------

Land                                                     114,485          114,485
Building & improvements                               10,187,272        2,499,262
Machinery & equipment                                  3,626,445        2,323,312
Furniture & fixtures                                     145,434          115,713
Vehicles                                                 127,114          146,269
Construction in progress                                       -        7,665,693
                                              ------------------   --------------
                                                      14,200,750       12,864,734
                                              ------------------   --------------
Less: accum depreciation                              (1,505,922)      (1,981,442)
                                              ------------------   --------------
  Net property & equipment                            12,694,828       10,883,292
                                              ------------------   --------------
Deferred loan fees                                       205,773          219,992
Other                                                    409,004           29,589
                                              ------------------   --------------
  Total other assets                                     614,777          249,581
                                              ------------------   --------------

                                              ------------------   --------------
TOTAL ASSETS                                  $       18,261,853   $   14,695,825
                                              ==================   ==============

LIABILITIES & EQUITY
Current debt                                  $          692,954   $      688,909
Current portion of bond                                  143,333          143,333
Related party note payable                               150,000          150,000
Accounts payable                                       2,427,099        2,221,213
Accrued expenses                                         486,861          447,565
Income taxes payable                                           -            5,350
                                              ------------------   --------------
   Total current liabilities                           3,900,247        3,656,370
                                              ------------------   --------------

Bond obligation                                        3,780,000        3,850,000
Related party debt                                     2,000,000        1,000,000
Line of credit                                         2,500,000        1,157,605
Long-term debt                                         2,480,255        1,609,822
                                              ------------------   --------------
  Total liabilities                                   14,660,502       11,273,797
                                              ------------------   --------------

Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,670,848 and 3,649,848           2,789,186        2,780,756
  issued
Retained earnings                                        812,165          641,272
                                              ------------------   --------------
  Total stockholders' equity                           3,601,351        3,422,028
                                              ------------------   --------------

                                              ------------------   --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $       18,261,853   $   14,695,825
                                              ==================   ==============

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        2005                     2004
                                                ---------------------   ----------------------
Sales                                           $           5,217,817   $            5,018,240

Cost of sales                                               4,289,923                3,951,981
                                                ---------------------   ----------------------

Gross margin                                                  927,894                1,066,259

Operating, general and administrative expenses              1,195,852                1,117,086
                                                ---------------------   ----------------------

Loss from operations                                         (267,958)                 (50,827)
                                                ---------------------   ----------------------

Other income (expense):
  Interest expense                                           (183,445)                 (91,092)
  Interest and dividend income                                  7,690                    5,227
  Other income                                                750,000                        -
                                                ---------------------   ----------------------
    Total other income (expense)                              574,245                  (85,865)
                                                ---------------------   ----------------------

Income (loss) before income taxes                             306,287                 (136,692)

Income tax benefit                                            (85,000)                 (54,677)
                                                ---------------------   ----------------------

Net income (loss)                               $             391,287   $              (82,015)
                                                =====================   ======================

Weighted average shares outstanding:
  Basic                                                     3,670,848                3,590,098
                                                =====================   ======================
  Diluted                                                   3,998,731                4,862,907
                                                =====================   ======================

Net income (loss) per common share:
  Basic                                         $                0.11   $                (0.02)
                                                =====================   ======================
  Diluted                                       $                0.10   $                (0.02)
                                                =====================   ======================

See notes to the financial statements.

                               KAHIKI FOODS, INC.
                       STATEMENT OF OPERATIONS (unaudited)

                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                        2005                     2004
                                                ---------------------   ----------------------
Sales                                           $          10,315,823   $           10,233,975

Cost of sales                                               8,578,576                7,634,055
                                                ---------------------   ----------------------

Gross margin                                                1,737,247                2,599,920

Operating, general and administrative expenses              2,154,127                2,339,211
                                                ---------------------   ----------------------

Income (loss) from operations                                (416,880)                 260,709
                                                ---------------------   ----------------------

Other income (expense):
  Interest expense                                           (255,305)                (145,279)
  Interest and dividend income                                  8,078                   11,975
  Net loss on marketable securities                                 -                  (22,420)
  Other income                                                750,000
                                                ---------------------   ----------------------
Total other income (expense)                                  502,773                 (155,724)
                                                ---------------------   ----------------------

Income before income taxes                                     85,893                  104,985

Income tax expense (benefit)                                  (85,000)                  41,994
                                                ---------------------   ----------------------

Net income                                      $             170,893   $               62,991
                                                =====================   ======================

Weighted average shares outstanding:
  Basic                                                     3,666,028                3,589,473
                                                =====================   ======================
  Diluted                                                   3,993,911                4,875,729
                                                =====================   ======================

Net income per common share:
  Basic                                         $                0.05   $                 0.02
                                                =====================   ======================
  Diluted                                       $                0.04   $                 0.01
                                                =====================   ======================

See notes to the financial statements.

                               KAHIKI FOODS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                           Retained   Treasury
                                           Common Stock    Earnings     Stock      Total
                                           ------------   ----------  --------  -----------
BALANCE AT MARCH 31, 2005                  $  2,780,756   $  641,272  $      -  $ 3,422,028

Stock options exercised                           8,430                               8,430

Net profit                                                   170,893                170,893
                                           ------------   ----------  --------  -----------

BALANCE AT SEPTEMBER 30, 2005 (UNAUDITED)  $  2,789,186   $  812,165  $      -  $ 3,601,351
                                           ============   ==========  ========  ===========

See notes to the financial statements.

                         KAHIKI FOODS, INC.
                STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                        2005                         2004
                                                                ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                             $             170,893   $             62,991
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                         409,795                268,397
        Unrealized loss on marketable securities                                    -                 14,980
        Receivable for Officer's Life insurance proceeds                     (750,000)
        Net loss on disposal of property and equipment                          1,263                      -
        (Increase) decrease in operating assets:
           Accounts receivable                                               (411,319)                21,316
           Inventories                                                        (40,424)               (74,375)
           Refundable income taxes                                             44,787                 (2,206)
           Deferred income taxes                                              (85,000)
           Other assets                                                       (44,903)               381,236
         Increase (decrease) in operating liabilities:
           Accounts payable                                                   205,886              1,003,150
           Accrued expenses                                                    39,296               (211,487)
           Income taxes payable                                                (5,350)              (413,000)
                                                                ---------------------   --------------------
         Net cash used in operating activities                               (465,076)             1,051,002

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                    (1,156,937)               (95,392)
  Purchase of new facility improvements                                    (1,051,701)            (2,969,678)
  Proceeds from the disposal of property and equipment                            200
  Proceeds from the sale of marketable securities                                   -                540,052
                                                                ---------------------   --------------------
          Net cash used in investing activities                            (2,208,438)            (2,525,018)
                                                                ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                          1,342,395                685,672
  Proceeds from long-term debt                                              2,282,810                 48,805
  Payments on long-term debt                                                 (408,333)              (162,505)
  Capitalized cost of financing                                                 7,750                 (8,968)
  Payments of bond obligation                                                 (70,000)               (79,213)
  Proceeds from the exercise of stock options                                   8,430                    500
                                                                ---------------------   --------------------
           Net cash provided by (used in) financing activities              3,163,052                484,291
                                                                ---------------------   --------------------

           Net increase (decrease) in cash                                    489,538               (989,725)

Cash - beginning of period                                                    (10,568)             1,073,901
                                                                ---------------------   --------------------

Cash - end of period                                            $             478,970   $             84,176
                                                                =====================   ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                                   $             230,690   $            182,277
     Income taxes paid (refunded)                               $              (1,057)  $            457,200

See notes to the financial statements.

1. ORGANIZATION AND NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited financial statements should be read in conjunction with the financial statements for the year ended March 31, 2005, which is included in the Company's Form SB-2 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the quarters ended September 30, 2005 and 2004:

QUARTERS ENDED SEPTEMBER 30

                                          (in %)
                                          2005     2004
Revenues                                   100      100
Cost of revenues                            82       79
                                          ----     ----

Gross profit                                18       21
Operating expenses                          23       22
                                          ----     ----

Income from operations                      (5)      (1)
Interest expense and other income           11       (2)
                                          ----     ----

Income from continuing operations before
         income tax                          6       (3)
                                                   ----
Income tax                                   2        1
                                          ----     ----

Net income                                   8       (2)
                                          ====     ====

REVENUES

Revenues for the quarter ended September 30, 2005 were $5,217,817 compared to $5,018,240 revenues for the comparable quarter ended September 30, 2004, due to new customers being added.

COST OF GOODS

The gross margin on sales of products was $927,894 for the quarter ended September 30, 2005 compared to $1,066,259 for the quarter ending September 30, 2004. The primary reason for the decline in gross margins for the quarter ended September 30, 2005 was the inefficiencies related to the start up of the new plant in May 2005. We expect margins to improve each quarter, but anticipate improvements happening gradually over several months as we implement process improvements and work out start up issues related to a new facility.

Cost of sales include cost of food, freight, packaging, labor, and other expenses related to the manufacturing and distribution of the products produced. Depreciation related to manufacturing and distribution is expensed to cost of goods sold, and depreciation and amortization related to sales, general, and administration is expensed as an operating expense.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2005 were $1,195,852 compared to $1,117,086 for the comparable period in 2004, which is an increase of $78,766 or 7%, due to higher quarterly sales.

OTHER INCOME

During the quarter ended September 30, 2005 $750,000 was recorded as other income for life insurance proceeds to be paid related to the passing of our founder Michael Tsao.

RESEARCH AND DEVELOPMENT

Expenditures on research and development were $58,131 for the quarter ended September 30, 2005 compared to $17,093 for the quarter ended September 30, 2004, an increase of 240%. The increase was due to developing new food products, and research and development spending is anticipated to remain at this pace.

NET INCOME

Our net income for the quarter ended September 30, 2005 was $391,287, as compared to net loss of $82,015 for the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCE

On June 1, 2004, we entered into a two year agreement with a bank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 50% of eligible inventory. The line was used to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2007. $2,500,000 was outstanding on the revolving loan as of September 30, 2005. On September 30, 2005 we were in compliance with our bank covenants. The financial covenants included the incorporation of the $750,000 insurance proceeds received in October, a non-operating source of income.

In December 2002, we arranged a state economic development bond with the State of Ohio for $4.18 million. Principal payments commenced in December 2003. The bond matures December 1, 2022, and with interest rates and maturity dates as follows: $1,100,000 matures December 1, 2010 at an interest rate of 4.55%; $1,040,000 matures December 1, 2015, at an interest rate of 5.25%; and $2,040,000 matures December 1, 2022, at an interest rate of 5.85%. The proceeds were used to purchase a large production facility in the form of 14 acres of land and an 119,000 square foot food processing plant for 2.25 million dollars. The balance of the bond, along with additional funds, was used for building improvements and equipment needed to complete the project. In October 2005, $750,000 was received by the state related to a life insurance policy for Michael Tsao. The proceeds of this policy had been assigned to the state as part of the original bond agreement. These proceeds will be held in deposit and will be used to pay the monthly bond payments for twelve months, beginning October, 2005.

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

We are currently negotiating a $429,000 equipment lease arrangement to be completed in the third quarter, and used to fund additional capital equipment needs. We have not yet recorded $500,000 proceeds from a second life insurance policy related to the passing of our founder Michael Tsao. This claim has not yet been finalized as of November 14, 2005, but we anticipate receiving the proceeds to this policy in the quarter ended December 31, 2005. As of November 7, 2005, $456,082 in accounts payable were over 90 days past invoice date, with $263,000 of these invoices related to a construction vendor currently disputed by us.

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

      ITEM 3. Controls and Procedures

As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Acting President and CFO. Based upon that evaluation, our Acting President and CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no changes in our internal controls or in other factors that materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

                           PART II - OTHER INFORMATION

      ITEM 1. Legal Proceedings - Not Applicable.

      ITEM 2. Change in Securities and Small Business Issuer Purchases of Equity Securities - Not Applicable.

      ITEM 3. Defaults Upon Senior Securities - Not Applicable.

      ITEM 4. Submission of Matters to a Vote of Security Holders. - Not Applicable.

      ITEM 5. Other Information.

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

                                          KAHIKI FOODS, INC.
                                          (Registrant)

Date: November 14, 2005                   /s/ Alan L. Hoover
                                          --------------------------------------
                                          Alan L. Hoover, Acting President

Date: November 14, 2005                   /s/ Julia A. Fratianne
                                          --------------------------------------
                                          Julia A. Fratianne, Treasurer and CFO

                                INDEX TO EXHIBITS

Exhibit No.                    Description                        Location
-----------  -----------------------------------------------   ---------------
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