Form 10QSB
period 2005-12-31
KAHIKI FOODS INC
filed 2006-02-14
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from -

Commission file number - 333-113925

                               Kahiki Foods, Inc.
       --------------------------------- ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Ohio
       ------------------------------------------------------------------
         (State or other jurisdiction or incorporation or organization)

                                   31-1056793
                      -------------------------------------
                      (I.R.S. Employer Identification No.)

                     1100 Morrison Road, Gahanna, Ohio 43230
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (614) 322-3180
                         -------------------------------
                           (Issuer's telephone number)

    Previously reported address: 1100 Morrison Blvd, Columbus, Ohio 43230
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,700,848 common shares.

     Transitional Small Business Disclosure Format (Check One):  Yes [X]  No [ ]

                               KAHIKI FOODS, INC.

                                  INDEX                                    PAGE
                                  -----                                    ----
PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                4

     o    Balance Sheets as of December 31, 2005 (Unaudited) and
          March 31, 2005

     o Statements of Income (Unaudited) for the Three Months and Nine Months Ended December 31, 2005 and 2004

     o Statement of Changes in Stockholders' Equity (Unaudited) for the Nine Months Ended December 31, 2005

     o Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2005 and 2004

     o    Notes to Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations         13

Item 3.  Controls and Procedures                                            18

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.  Defaults upon Senior Securities                                    19

Item 4.  Submission of Matter to a Vote of Security Holders                 19

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  20

Index to Exhibits                                                           21

Exhibits                                                                    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                                       DECEMBER 31, 2005
                                                          (unaudited)         March 31, 2005
                                                       -----------------      --------------
                        ASSETS
CURRENT ASSETS
  Cash                                                    $   326,622          $      --
  Accounts receivable                                       2,123,488            1,519,498
  Inventories                                               1,848,069            1,891,985
  Prepaid expenses                                             30,000               42,250
  Restricted deposits - current portion                       277,126                 --
  Refundable income taxes                                     320,000               44,787
  Deferred income taxes                                        35,000               75,000
                                                          -----------          -----------
      TOTAL CURRENT ASSETS                                  4,960,305            3,573,520
                                                          -----------          -----------

PROPERTY AND EQUIPMENT, NET                                12,472,786           10,883,292

OTHER ASSETS
  Deferred loan fees                                          202,539              219,992
  Restricted deposits                                         391,040                 --
  Other deposits                                               23,166               29,589
                                                          -----------          -----------
      TOTAL OTHER ASSETS                                      616,745              249,581
                                                          -----------          -----------


                                                          -----------          -----------
TOTAL ASSETS                                              $18,049,836          $14,706,393
                                                          ===========          ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt                       $   760,860          $   832,242
  Related party note payable                                  150,000              150,000
  Accounts payable                                          1,443,313            2,231,781
  Accrued expenses                                            646,052              447,565
  Income taxes payable                                           --                  5,350
                                                          -----------          -----------
      TOTAL CURRENT LIABILITIES                             3,000,225            3,666,938
                                                          -----------          -----------

Deferred income taxes                                         301,000                 --
Long-term debt                                              8,584,308            6,617,427
Related party debt                                          2,000,000            1,000,000
                                                          -----------          -----------
      TOTAL LIABILITIES                                    13,885,533           11,284,365
                                                          -----------          -----------

STOCKHOLDERS" EQUITY
Common stock, no par value, 10,000,000 shares
  authorized; 3,700,848 and 3,649,848 issued and
  outstanding, respectively                                 2,794,186            2,780,756
Retained earnings                                           1,370,117              641,272
                                                          -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                            4,164,303            3,422,028
                                                          -----------          -----------

                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $18,049,836          $14,706,393
                                                          ===========          ===========


See notes to financial statements.

                               KAHIKI FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)


                                                       THREE MONTHS ENDED DECEMBER 31,
                                                         2005                  2004
                                                      -----------           -----------
Net sales                                             $ 6,163,462           $ 4,174,878

Cost of sales                                           4,733,788             3,267,493
                                                      -----------           -----------

GROSS PROFIT                                            1,429,674               907,385

Selling, general and administrative expenses            1,067,116               828,422
                                                      -----------           -----------

INCOME FROM OPERATIONS                                    362,558                78,963
                                                      -----------           -----------

Other income (expense):
  Interest expense                                       (160,960)              (37,547)
  Interest and dividend income                              9,313                   567
  Life insurance proceeds                                 503,442                  --
                                                      -----------           -----------
    Total other income (expense)                          351,795               (36,980)
                                                      -----------           -----------

Income before income taxes                                714,353                41,983

Income tax expense                                        156,400                16,792
                                                      -----------           -----------

NET INCOME                                            $   557,953           $    25,191
                                                      ===========           ===========

Weighted average shares outstanding:
  Basic                                                 3,690,848             3,627,848
                                                      ===========           ===========
  Diluted                                               4,229,263             4,917,317
                                                      ===========           ===========

NET INCOME PER COMMON SHARE:
  Basic                                               $      0.15           $      0.01
                                                      ===========           ===========
  Diluted                                             $      0.13           $      0.01
                                                      ===========           ===========




See notes to financial statements.

                               KAHIKI FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)


                                                        NINE MONTHS ENDED DECEMBER 31,
                                                          2005                   2004
                                                      ------------           ------------
Net sales                                             $ 16,479,284           $ 14,059,860

Cost of sales                                           13,312,365             10,931,177
                                                      ------------           ------------

GROSS PROFIT                                             3,166,919              3,128,683

Selling, general and administrative expenses             3,221,242              2,789,009
                                                      ------------           ------------

INCOME (LOSS) FROM OPERATIONS                              (54,323)               339,674
                                                      ------------           ------------

Other income (expense):
  Interest expense                                        (416,265)              (182,826)
  Interest and dividend income                              16,615                 12,542
  Net loss on marketable securities                           --                  (22,420)
  Life insurance proceeds                                1,254,218                   --
                                                      ------------           ------------
    Total other income (expense)                           854,568               (192,704)
                                                      ------------           ------------

Income before income taxes                                 800,245                146,970

Income tax expense                                          71,400                 58,786
                                                      ------------           ------------

NET INCOME                                            $    728,845           $     88,184
                                                      ============           ============

Weighted average shares outstanding:
  Basic                                                  3,674,326              3,602,265
                                                      ============           ============
  Diluted                                                4,224,289              4,889,592
                                                      ============           ============

NET INCOME PER COMMON SHARE:
  Basic                                               $       0.20           $       0.02
                                                      ============           ============
  Diluted                                             $       0.17           $       0.02
                                                      ============           ============






See notes to financial statements.

                               KAHIKI FOODS, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)




                                                                                                Retained
                                                  Common Stock            Earnings               Total
                                                  ------------           -----------           -----------
BALANCE AT MARCH 31, 2004                          $ 2,770,123           $   577,744           $ 3,347,867

Stock options exercised                                 19,600                                      19,600

Costs related to issuance of common stock               (8,967)                                     (8,967)

Net Income                                                                    63,528                63,528
                                                   -----------           -----------           -----------

BALANCE AT MARCH 31, 2005                            2,780,756               641,272             3,422,028

Stock options exercised                                 13,430                                      13,430

Net Income                                                                   728,845               728,845
                                                   -----------           -----------           -----------

BALANCE AT DECEMBER 31, 2005                       $ 2,794,186           $ 1,370,117           $ 4,164,303
                                                   ===========           ===========           ===========


See notes to financial statements

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                                 2005                 2004
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income                                                                 $   728,845           $    88,184
  Adjustments to reconcile net income to net cash
  cash provided by (used in) operating activities:
        Depreciation and amortization                                            648,913               371,366
        Deferred taxes                                                           341,000                  --
        Unrealized loss on marketable securities                                    --                  14,980
        Net loss on disposal of property and equipment                             1,263                  --
        Changes in operating assets and liabilities:
           Accounts receivable                                                  (603,990)              224,848
           Inventories                                                            36,230              (266,669)
           Refundable income taxes                                              (275,213)                 --
           Other assets                                                         (649,492)              344,004
           Accounts payable                                                     (788,467)              303,682
           Accrued expenses                                                       42,087              (293,854)
           Income taxes payable                                                  151,050              (403,873)
                                                                             -----------           -----------
                Net cash provided by (used in) operating activities             (367,774)              382,668

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                       (1,170,782)              (99,003)
  Purchase of new facility improvements                                       (1,051,701)           (2,991,486)
  Proceeds from the disposal of property and equipment                               200                  --
  Proceeds from the sale of marketable securities                                   --                 540,052
                                                                             -----------           -----------
          Net cash used in investing activities                               (2,222,283)           (2,550,437)
                                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                             1,292,270                  --
  Proceeds from long-term debt                                                 2,363,617             2,275,992
  Payments on long-term debt                                                    (654,555)             (521,610)
  Capitalized cost of financing                                                    7,750               (80,713)
  Costs from stock issuance                                                         --                  (8,967)
  Payments of bond obligation                                                   (105,833)             (114,213)
  Proceeds from the exercise of stock options                                     13,430                 8,600
                                                                             -----------           -----------
           Net cash provided by financing activities                           2,916,679             1,559,089
                                                                             -----------           -----------

           Net increase (decrease) in cash                                       326,622              (608,680)

Cash - beginning of period                                                          --               1,073,901
                                                                             -----------           -----------

Cash - end of period                                                         $   326,622           $   465,221
                                                                             ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                                                $   366,443           $   277,013
     Income taxes                                                                  5,350               462,459



See notes to financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS

Kahiki Foods, Inc. ("Kahiki" or the "Company") is engaged in one business segment, the manufacture and processing of frozen and other finished Asian and Pacific Rim foods for wholesale distribution.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial information

Kahiki's interim financial statements are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which management deems necessary for a fair presentation of the financial position and operating results for the interim periods. The operating results for the three and nine month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results for Kahiki's full fiscal year. Kahiki operates on a fiscal year which ends on March 31. These unaudited interim financial statements are presented in accordance with the requirements of Form 10-QSB and, consequently, do not include all of the disclosures made in Kahiki's annual report on Form 10-KSB. You should read these financial statements and notes in conjunction with the financial statements and notes thereto included in Kahiki's Form 10-KSB for the fiscal year ended March 31, 2005.

Use of estimates

Management prepares these interim financial statements in accordance with accounting principles generally accepted in the United States of America. Such principles require the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the results of operations for the reporting periods. Actual results could differ from these estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to current classifications.

Revenue recognition

Kahiki recognizes revenue when its products are shipped. Our products are perishable frozen foods with a shelf life. Kahiki offers various discounts and promotional allowances to its customers. We record such allowances in the period in which they are incurred. In addition, Kahiki pays slotting fees to customers to obtain shelf space in retail locations. These are one-time fees, and are also netted against sales in the period incurred.


NOTE 3. INSURANCE PROCEEDS

On July 22, 2005, Michael Tsao, Founder, Chairman of the Board of Directors, President and Chief Executive Officer of Kahiki died. Kahiki had maintained key man life insurance on Mr. Tsao. A total of $750,000 of the insurance had been pledged as collateral on certain loans. Kahiki received that amount of proceeds from the life insurance policies, plus interest, in the quarter ended September 30, 2005. Kahiki received an additional $500,000 of proceeds, plus interest, in the quarter ended December 31, 2005 (all of which were used in operations). All of the proceeds are included as other income in the accompanying unaudited financial statements. Kahiki deposited the $750,000 proceeds with a commercial bank acting as trustee on Kahiki's State Economic Development Revenue Bonds. Kahiki received a letter from the Ohio Department of Development ("ODOD") which indicated that ODOD is prepared to release Michael Tsao and his estate as a guarantor of the loan relating to the bonds. Also, the letter indicated that the deposit is being used to make payments to the State of Ohio on the ODOD loan to Kahiki for the next twelve months starting with the October 2005 payment. ODOD further indicated that the balance of the deposit will be maintained by the trustee as a reserve to be applied toward the final loan payments. The portion of this deposit representing payments due on the loan through September 30, 2006, $277,126, is included in "Restricted deposits - current portion" on the accompanying unaudited balance sheet. The remaining portion of the deposit, $391,040, is included in "Restricted deposits" in Other Assets on the accompanying unaudited balance sheet.


NOTE 4. INCOME TAXES

For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three and nine month periods ended December 31, 2005, Kahiki's overall tax rate differs from the 34% federal rate. This is due to a combination of effects from: substantial amounts of non-taxable life insurance proceeds included in income, increased depreciation for tax purposes on the new facility and equipment resulting in expected operating loss carrybacks, a completed federal tax audit for the year ended March 31, 2004, and state taxes.


NOTE 5. STOCK BASED COMPENSATION

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

As required by SFAS 123R, the Company will estimate the fair value of all stock options on each grant date, using an appropriate valuation approach such as the Black-Scholes option pricing model. The provisions of this Statement will be effective for the Company beginning with its fiscal year starting April 1, 2006. We are currently evaluating the impact this new standard will have on Kahiki's financial position and results of operations. Kahiki did not issue any stock options in the nine months ended December 31, 2005.

NOTE 6. MOVE TO NEW FACILITY

In December 2002, we acquired an existing 119,000 square foot building on approximately 14 acres of land in Gahanna, Ohio a suburb of Columbus. We renovated and equipped this facility to meet USDA regulations for the manufacture of food products. We completed the renovation and moved all operations into this facility in May 2005. Through May 2005, we capitalized certain construction costs, including interest, as part of the cost of building. Now that we are in the facility, no further amounts will be capitalized. All manufacturing, plant, and administrative functions are now housed in this facility. As part of the move, and because of the new equipment installed in the building, we physically scrapped approximately $600,000 of fully depreciated equipment.


NOTE 7. REGISTRATION STATEMENT

We filed a registration statement for the resale of up to 4,938,048 shares by certain selling shareholders. The prospectus was dated September 29, 2005. Of the shares registered, 1,378,700 shares are issuable only upon the exercise of options or warrants. Kahiki will receive the cash proceeds from any cash exercise of the options and warrants. Kahiki paid all costs of the registration statement.


NOTE 8. INVENTORIES

Inventories included the following at December 31, 2005 and March 31, 2005:

                                                Dec. 31, 2005       Mar. 31, 2005
                                                -------------       -------------
Finished goods                                   $  683,425          $1,085,833
Work in process                                     326,100              80,795
Raw food products                                   484,207             411,718
Packaging (net of a $25,000 and $10,000
    reserve, respectively)                          354,337             323,639
                                                 ----------          ----------

Total inventories                                $1,848,069          $1,901,985
                                                 ==========          ==========


NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment included the following at December 31, 2005 and March 31, 2005:

                                            Dec. 31, 2005         Mar. 31, 2005
                                            -------------         -------------
Land                                        $    114,485           $    114,485
Buildings and improvements                    10,181,710              2,499,262
Machinery and equipment                        3,684,084              2,323,312
Furniture and fixtures                           146,574                115,713
Vehicles                                          63,089                146,269
Construction in progress                            --                7,665,693
                                            ------------           ------------

                                              14,189,942             12,864,734
Accumulated depreciation                      (1,717,156)            (1,981,442)
                                            ------------           ------------

Total property and equipment                $ 12,472,786           $ 10,883,292
                                            ============           ============


NOTE 10. RELATED PARTY TRANSACTIONS

In December 2005, Kahiki wrote down the value of two company-owned vehicles to their remaining market value. The remaining market value was slightly less than the remaining principal balance on loans on the two vehicles. Kahiki then transferred ownership of the two vehicles to Alice Tsao, Chairwoman of the Board of Kahiki. Mrs. Tsao also took over the remaining principal balance on loans on the two vehicles, and traded in both vehicles on a new personal vehicle. Kahiki will reimburse Mrs. Tsao for the difference between the market value and the amount of the remaining loans on the vehicles.

In 2002, Mrs. Tsao loaned Kahiki $150,000. The loan was originally due in February 2005 and was extended to February 2006. It is now due. The loan is subordinated to Kahiki's senior debt. Kahiki has not received a release from its senior lenders to pay this loan. Kahiki will try to again extend this loan from Mrs. Tsao.

In June 2005, Kahiki received an additional $1,000,000 from Townsends, Inc. under a convertible promissory note agreement, bringing the total of such convertible promissory notes to $2,000,000. The notes are convertible into a total of 888,889 shares of no par value Series A Convertible Preferred Shares. The preferred shares provide for cumulative annual dividends at an annual rate of $0.1125 per share, are convertible into common shares on a share for share basis (subject to anti-dilution rights), have a liquidation preference of 1.5 times the invested amount and entitle the class to elect up to two members of our Board of Directors. Charles Dix, a Director of Kahiki, is President of Townsends, Inc. Kahiki also maintains a poultry supply and co-pack and storage agreement with Townsends, Inc.

NOTE 11. NOTES PAYABLE AND DEBT

In December 2005, Kahiki entered into a capital lease with a commercial lender for the purchase of $94,476 of equipment. The lease has 72 monthly payments.

In January 2006, Kahiki entered into a capital lease with another commercial lender for the purchase of $110,142 of new equipment, and the sale and leaseback of $33,896 of recently purchased equipment. Proceeds for the sale and leaseback were received in January 2006. The lease has 60 monthly payments.

Kahiki is in compliance with all debt covenants at December 31, 2005.


NOTE 12. PAST DUE PAYABLES

At December 31, 2005 and February 9, 2006, Kahiki had $314,976 of accounts payable over 90 days old. Of these, $263,586 related to disputed costs with one contractor on the new facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this report on Form 10-QSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-QSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. (See the section titled "Forward-Looking Statements" for a more complete discussion.)

OVERVIEW

We are a specialty branded food company that manufactures, distributes and sells frozen Asian and Pacific Rim food products throughout the United States, Canada, and Mexico. Most of our products are branded as Kahiki; some are private labeled products for certain customers. Our customers are mainly food stores, membership warehouse clubs, and supermarkets. Our sales are concentrated in a few customers. We actively engage in promotions, and we pay slotting fees to certain customers to gain shelf space for our products. We believe that Kahiki foods are better-tasting than competitors' products. We maintain an active research and development function to develop and market new products.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine month periods ending December 31, 2005 and 2004, the percentage of net sales represented by the specified items included in our unaudited statements of income. We have included this comparison because we believe it adds a meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical unaudited statements of income determined in accordance with accounting principles generally accepted in the United States of America. This table does not purport to be indicative of future results of operations.

                                            Three months ended               Nine months ended
                                     Dec. 31, 2005    Dec. 31, 2004    Dec. 31, 2005    Dec. 31, 2004
                                     -------------    -------------    -------------    -------------
Percentages of net sales:

Net sales                                100.0%           100.0%           100.0%           100.0%
Cost of sales                             76.8             78.3             80.8             77.7
Gross profit                              23.2             21.7             19.2             22.3
Selling, general, and
 administrative expenses                  17.3             19.8             19.5             19.8
Income (loss) from operations              5.9              1.9             (0.3)             2.4
Interest expense                          (2.6)            (0.9)            (2.5)            (1.3)
Life insurance proceeds                    8.1               --              7.6               --
Other income (expense), net                0.2               --              0.1             (0.1)
Income tax expense                         2.5              0.4              0.4              0.4
Net income                                 9.1%             0.6%             4.4%             0.6%


INCREASED MANUFACTURING EFFICIENCIES

In the first and second quarters of our fiscal year, we absorbed the costs of operating inefficiencies related to the move to the new facility. We began to move Kahiki toward more efficient manufacturing, starting in September 2005. We improved the flow of materials through our plant. We reduced finished goods inventory. We are attempting to produce only what is being ordered by our customers. This effort is ongoing. We expect that continued efforts to align production with orders will help Kahiki improve its operations and cash flows, and provide a basis for future growth. We saw the first substantial benefits from this activity in the quarter ended December 31, 2005.


COMPARISON OF QUARTER ENDED DECEMBER 31, 2005 TO QUARTER ENDED DECEMBER 31, 2004

The quarter ended December 31, 2005 was the highest sales quarter in Kahiki's history. Net sales for the quarter ended December 31, 2005 were $6,163,462 compared to $4,174,878 for the comparable quarter ended December 31, 2004, an increase of over 47%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.

Early results from our improvements to product flow also improved the gross margin in the quarter. The effort enabled us to recover some of the inefficiencies of moving into the new facility. We increased inventory turns, and we dramatically reduced finished product inventory compared to the March 2005 balances, by 37%. In the quarter, we focused on streamlining the manufacturing process in the new facility and improving purchasing cost control, especially for food costs. Gross margins improved to 23.2% of net sales in the quarter. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.

Selling, general, and administrative costs increased in the quarter compared to the same quarter last year, primarily from brokers fees and other selling costs related to the higher sales. However, these expenses decreased as a percentage of sales.

Interest expense increased in the quarter. This is due to higher debt incurred to complete the new facility, and additional working capital loans. Also, we capitalized interest while the new facility was being renovated. Now that construction has been completed and we have moved into the new facility, all interest is treated as expense and no further interest is capitalized.

On July 22, 2005, Michael Tsao, Founder, Director, President and Chief Executive Officer of Kahiki died. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki received $750,000 of life insurance proceeds, plus interest, in the quarter ended September 30, 2005. Kahiki received an additional $500,000 of proceeds, plus interest, in the quarter ended December 31, 2005. All of the proceeds are included as other income in the accompanying unaudited financial statements.

For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three month period ended December 31, 2005, Kahiki's overall tax rate is substantially lower than the 34% federal rate, and lower than the rate recorded for the quarter ended December 31, 2004. The life insurance proceeds received this year are not taxable under federal statutes. Other factors affecting the rate include a year-to-date operating loss (excluding insurance proceeds), completion of a federal tax audit for the year ended March 31, 2004, and state taxes.

Net income for the quarter improved because of higher sales, the initial effects of improving product flow within the plant, life insurance proceeds, and a lower effective tax rate.


COMPARISON OF THE NINE MONTH PERIOD ENDED DECEMBER 31, 2005 TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 2004

With higher sales in the quarter, year-to-date sales increased over the same period last year. We increased capacity when we moved into the new facility. In the nine month period, we were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.

The gross profit margin year-to-date was less than last year's year-to-date margin. We experienced inefficiencies earlier this year when we moved to the new facility, and these inefficiencies decreased our reported margins for the first two quarters. Although the move increased our capacity, we will continue to have higher depreciation and other facility costs with the new building.

Selling, general, and administrative costs increased in the year-to-date period compared to the same period last year, primarily from brokers fees and other selling costs related to the higher sales. On a year-to-date basis, these expenses were about the same percentage as last year.

Kahiki incurred a year-to-date operating loss this year compared to a profit last year. This is due primarily to the higher costs and inefficiencies in moving to the new facility. Improvements to operating profits were made in the quarter ended December 31, 2005, but not sufficient to bring year-to-date results to a profit.

Interest expense increased substantially in the nine month period compared to last year. This is due mainly to higher debt incurred to complete the new facility, and additional working capital loans. Also, we capitalized interest while the new facility was being renovated. Now that construction has been completed and we have moved into the new facility, all interest is treated as expense and no further interest is capitalized.

On July 22, 2005, Michael Tsao, Founder, Director, President and Chief Executive Officer of Kahiki died. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki received $750,000 of life insurance proceeds, plus interest, in the quarter ended September 30, 2005. Kahiki received an additional $500,000 of proceeds, plus interest, in the quarter ended December 31, 2005. All of the proceeds are included as other income in the accompanying unaudited financial statements.

For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the nine month period ended December 31, 2005, Kahiki's overall tax rate is substantially lower than the 34% federal rate, and lower than the rate recorded for the nine months ended December 31, 2004. The life insurance proceeds received this year are not taxable under federal statutes. Other factors affecting the rate include a year-to-date operating loss (excluding insurance proceeds), completion of a federal tax audit for the year ended March 31, 2004, and state taxes.

Net income for the year-to-date period improved because of higher sales in the third quarter, the initial effects of improving product flow within the plant, life insurance proceeds, and a lower effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Kahiki used $367,774 in operations in the first nine months of fiscal 2006. In addition, we purchased $2,222,283 of equipment and additions to the building to complete the new facility. Funds used to support this activity came from additions to term debt, borrowings on an available line of credit, capital leases of certain equipment, and issuance of additional convertible debt to a vendor. The facility is now complete. We expect new equipment additions to be considerably less over the next twelve months than in the last twelve months. We also expect that no additional debt will be issued, other than capital leases on purchases of capital items.

Our efforts at improving product flow within the plant have been initially successful. We expect to continue on these activities. With this effort, we freed up substantial cash from the sale of finished goods. We expect to be able to fund future operations with cash flow from operating activities, although our cash position will remain tight for the foreseeable future. Future financing transactions may also include the issuance of common stock from exercise of options or warrants.


CRITICAL ACCOUNTING POLICIES

Revenue from the sale of products is generally recognized at the time of shipment to the customer. Pursuant to Emerging Issues Task Force (EITF) opinion 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products, certain promotional payments paid to wholesalers or retailers by a vendor for the sale of its products are shown as a reduction of the revenues in the period they are provided.

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



FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may", and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange

Commission. You should not rely on these forward-looking statements, which reflect only Kahiki Food's opinion as of the date of this Quarterly Report. We do not assume any obligation to revise forward-looking statements.


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our President and Acting CFO. Based upon that evaluation, our President and Acting CFO concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no changes in our internal controls or in other factors that materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Acting CFO, to allow timely decisions regarding required disclosure.

                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Not applicable.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



ITEM 5. OTHER INFORMATION

Not applicable.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibits filed with this Quarterly Report on Form 10-QSB are attached hereto. For a list of our exhibits, see "Index to Exhibits" following the signature page.

    (b) Reports on Form 8-K

On December 2, 2005, we filed a Form 8-K to report the appointment of Alan L. Hoover as President and the resignation of Julie A. Fratianne as Chief Financial Officer and Treasurer of Kahiki Foods, Inc.

On January 30, 2006, we filed a Form 8-K to report the appointment of Frederick
A. Niebauer as Chief Financial Officer and Treasurer of Kahiki Foods, Inc.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KAHIKI FOODS, INC.
                                                 (Registrant)

Date: February 14, 2006                          /s/  Alan L. Hoover
                                                 -----------------------------
                                                 Alan L. Hoover, President

Date: February 14, 2006                          /s/ Alan L. Hoover
                                                 -----------------------------
                                                 Alan L. Hoover, Acting CFO

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