Form 10KSB/A
period 2005-03-31
KAHIKI FOODS INC
filed 2006-03-30
CIK 1283928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)


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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   YES [   ]    NO [ X ]

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

      Issuer's revenues for its most recent fiscal year were: $18,894,267

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

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

      Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

EXPLANATORY NOTE

On June 21, 2005, KAHIKI FOODS, INC. filed its Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005. In March 2006, the Securities and Exchange Commission ("SEC") conducted a limited review of our annual report on Form 10-KSB for the fiscal year ended March 31, 2005. The SEC requested that we revise certain items in the financial statements for the fiscal years ended March 31, 2005 and 2004 and revise certain other disclosures in this report to comply with its comments. The events in this amended report are as of the initial filing date of June 21, 2005, and do not include subsequent events. This amendment does not modify the disclosures in the original filing other than as described in this explanatory note. Other than the incorporation by reference of certain exhibits to the original filing, we have included the entire amended Form 10-KSB in this filing for the reader's convenience. This 10-KSB/A (Amendment number 1) is being filed to amend the following items:

1. We amended the description of revenue recognition included in Management's Discussion and Analysis or Plan of Operation.

2. We include herein the Report of Independent Registered Public Accounting Firm on the audit of the financial statements for the fiscal year ended March 31, 2004 which was not included with the original filing.

3. We include herein an amended Report of Independent Registered Public Accounting Firm on the audit of the financial statements for the fiscal year ended March 31, 2005, which now references the Public Company Accounting Oversight Board.

4. We include herein consents of both auditing firms for the inclusion of their Report of Independent Registered Public Accounting Firm in this 10-KSB/A (Amendment number 1).

5. We amended the balance sheet as of March 31, 2005 to show a net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset. That adjustment also changed the reported values of current assets, total assets, current liabilities, total liabilities, and the total of liabilities and stockholders' equity, increasing each value by $10,568. This adjustment also caused similar changes to the reported values on the statement of cash flows for accounts payable, total adjustments to reconcile net income to net cash provided by operating activities, net cash provided by operating activities, and the net increase (decrease) in cash.

6. We amended the reported value of machinery and equipment as of March 31, 2005 by $1 to correct for rounding errors. Similar $1 adjustments were made to the values of accounts receivable, machinery and equipment, and other assets as of March 31, 2004. Similar $1 rounding adjustments were made to the values for purchase of new facility improvements, net cash used in investing activities, and proceeds from long-term debt, all on the statement of cash flows for the year ended March 31, 2004.

7. We eliminated excess dollar signs from the balance sheets.

8. We moved the $150,000 value of a note payable to a related party from "Current debt" to "Related Party Note Payable" on the balance sheet at March 31, 2004. There were no changes in total current liabilities or other subtotals as a result of this transfer.

9. We incorporated by reference to the original filing exhibit 14.1 - Code of ethics.

10. We incorporated by reference to the original filing exhibits 31.1; 31.2; and
32. The original signers of those exhibits are no longer with the company.

11. We filed as exhibit 10.9 a copy of the related party note payable identified above.

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


ITEM 6.     MANAGEMENT'S, DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


DISCUSSION OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION


We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized, and collection of the resulting receivables is reasonably assured. This generally occurs when products are delivered to the customer. Customers do not have the right to return products unless the products are damaged. We sometimes offer promotions or co-operative advertising, and pay slotting fees to customers to obtain shelf space in retail locations. All such amounts are recorded as a decrease in sales in the period incurred.


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

   10.9           Subordinated Promissory Note to        Exhibit 10.9 attached hereto
                  Alice Tsao dated August 19, 2003

   14.1           Code of Ethics                         Incorporated herein by reference to Exhibit 14.1
                                                         of Report on Form 10-KSB for the fiscal year
                                                         ended March 31, 2005 filed on June 21, 2005.

   16.1           Letter on change in accountant         Incorporated herein by reference to Exhibit 16.1
                                                         of Report on Form 8-K filed on December 28, 2004

   23.1           Consent of Child, Sullivan & Company   Exhibit 23.1 attached hereto

   23.2           Consent of Plante & Moran, PLLC        Exhibit 23.2 attached hereto


   31.1           Certification of the Chief Executive   Incorporated herein by reference to Exhibit 31.1
                  Officer Pursuant to Section 302 of     of Report on Form 10-KSB for the fiscal year ended
                  the Sarbanes-Oxley Act of 2002.        March 31, 2005 filed on June 21, 2005.

   31.2           Certification of the Chief Financial   Incorporated herein by reference to Exhibit 31.2
                  Officer Pursuant to Section 302 of     of Report on Form 10-KSB for the fiscal year ended
                  the Sarbanes-Oxley Act of 2002.        March 31, 2005 filed on June 21, 2005.

   32             Certification pursuant to Rule         Incorporated herein by reference to Exhibit 32 of
                  13a-14(b) and Section 1350 of          Report on Form 10-KSB for the fiscal year ended
                  Chapter 63 of Title 18 of the United   March 31, 2005 filed on June 21, 2005.
                  States Code, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley
                  Act of 2002.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND EXPENSES

         The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

KAHIKI FOODS, INC.
By: /s/ Alan L. Hoover
Alan L. Hoover
President

By: /s/ Frederick A. Niebauer
Frederick A. Niebauer
Chief Financial Officer and Treasurer

[PLANTE MORAN LOGO]                                    PLANTE & MORAN, PLLC
                                                                  Suite 600
                                                            65 E. State St.
                                                         Columbus, OH 43215
                                                          Tel: 614.849.3000
                                                          Fax: 614.221.3535
                                                            plantemoran.com


    Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kahiki Foods, Inc.

We have audited the accompanying balance sheet of Kahiki Foods, Inc. as of March 31, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kahiki Foods, Inc. at March 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Columbus, Ohio
May 26, 2005

                                                                 A member of
                                                                  [MRI logo]
                     A worldwide association of independent accounting firms

                         Child, Sullivan & Company
                       Certified Public Accountants
                         5296 S. Commerce Dr. #300
                      Salt Lake City, Utah 84107-5370
                          (801) 281-4700



                    Independent Auditors' Report

To the Board of Directors
Kahiki Foods, Inc.
Columbus, Ohio

We have audited the accompanying balance sheet of Kahiki Foods, Inc. (an Ohio corporation) as of March 31, 2004 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kahiki Foods, Inc. as of March 31, 2004 and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, certain 2004 amounts have been reclassified to conform to the 2005 presentation.

/s/ Child, Sullivan & Company

Certified Public Accountants
Salt Lake City, Utah
June 3, 2004, except Note 2, which is dated March 22, 2006

KAHIKI FOODS, INC.
BALANCE SHEETS
March 31, 2005 and 2004


                                                       2005                2004
                                                   -------------        ------------
ASSETS
Cash                                               $           -        $  1,073,901
Marketable Securities                                          -             585,032
Accounts Receivable                                    1,519,498           1,964,940
Inventories                                            1,891,985           1,565,863
Prepaid Expenses                                          42,250              16,056
Refundable income taxes                                   44,787                   -
Deferred Income Taxes                                     75,000              28,000
                                                   -------------        ------------
  Total current assets                                 3,573,520           5,233,792
                                                   -------------        ------------

Land                                                     114,485             114,485
Building & Improvements                                2,499,262           2,499,262
Machinery & equipment                                  2,323,311           2,052,143
Furniture & fixtures                                     115,713              67,146
Vehicles                                                 146,269             146,269
CIP                                                    7,665,693           3,776,367
                                                   -------------        ------------
                                                      12,864,733           8,655,672
                                                   -------------        ------------
less:  accum depreciation                             (1,981,441)         (1,475,370)
                                                   -------------        ------------
  Net property & equipment                            10,883,292           7,180,302
                                                   -------------        ------------

Deferred loan fees                                       219,992             147,988
Deferred Taxes                                                 -              27,000
Other                                                     29,589             439,655
                                                   -------------        ------------
  Total other assets                                     249,581             614,643
                                                   -------------        ------------

                                                   -------------        ------------
TOTAL ASSETS                                       $  14,706,393        $ 13,028,737
                                                   =============        ============

LIABILITIES & EQUITY
Current debt                                       $     688,909        $    379,491
Current portion of bond                                  143,333             140,000
Related Party Note Payable                               150,000             150,000
NP - LOC                                                       -           1,000,000
Accounts Payable                                       2,231,781           1,905,171
Accrued expenses                                         447,565             545,027
Income taxes payable                                       5,350             413,000
                                                   -------------        ------------
   Total current liabilities                           3,666,938           4,532,689
                                                   -------------        ------------

Bond Obligation                                        3,850,000           4,002,546
Related Party Debt                                     1,000,000                   -
Line of Credit                                         1,157,605                   -
LT Debt                                                1,609,822           1,145,635
                                                   -------------        ------------
  Total Liabilities                                   11,284,365           9,680,870
                                                   -------------        ------------

Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,649,848 and 3,588,848           2,780,756           2,770,123
  issued
Retained earnings                                        641,272             577,744
                                                   -------------        ------------
  Total stockholders' equity                           3,422,028           3,347,867
                                                   -------------        ------------

                                                   -------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  14,706,393        $ 13,028,737
                                                   =============        ============



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
                                               ============    ===============    ==================    ========    ===========


See notes to the financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS
For the years ended March 31, 2005 and 2004


                                                                                   2005                         2004
                                                                                -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                             $    63,528                  $   676,388
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                               521,378                      531,236
        Unrealized (gain) loss on marketable securities                                   -                      (36,832)
        Realized loss (gain) on sale of marketable securities                        14,980                       (9,383)
        Net (gain) loss on disposal of property and equipment                             -                      (45,230)
        Deferred income tax (benefit) expense                                       (20,000)                     (49,000)
        Bad debt provision                                                           10,000
        (Increase) decrease in operating assets:
           Accounts Receivable                                                      435,448                   (1,357,696)
           Inventories                                                             (332,554)                    (743,108)
           Refundable income taxes                                                  (44,787)                      56,000
           Other assets                                                             383,872                     (419,625)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                                         326,608                    1,119,975
           Accrued Expenses                                                         (97,462)                     431,523
           Income taxes payable                                                    (407,650)                     413,000
                                                                                -----------                  -----------
                 Total adjustments                                                  789,833                     (109,140)
                                                                                -----------                  -----------

         Net cash provided by operating activities                                  853,361                      567,248

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                            (319,735)                    (102,624)
  Purchase of new facility improvements                                          (3,889,326)                  (3,108,167)
  Proceeds from the disposal of property and equipment                                    -                      102,455
  Proceeds from the sale of marketable securities                                   570,052                      536,404
                                                                                -----------                  -----------
          Net cash used in investing activities                                  (3,639,009)                  (2,571,932)
                                                                                -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                                  157,605                      (37,396)
  Proceeds from long-term debt                                                    1,275,992                      583,237
  Proceeds from related party debt                                                1,000,000
  Proceeds from the issuance of bond obligation                                           -                    1,815,282
  Payments on long-term debt                                                       (502,387)                    (355,900)
  Payments on bond obligation                                                      (149,213)                           -
  Capitalized costs of financing                                                    (80,882)                           -
  Proceeds from stock issuance                                                            -                      862,161
  Costs from stock issuance                                                          (8,968)                           -
  Proceeds from exercise of stock options                                            19,600                       28,529
                                                                                -----------                  -----------
           Net cash provided by financing activities                              1,711,747                    2,895,913
                                                                                -----------                  -----------

           Net increase (decrease) in cash                                       (1,073,901)                     891,229

Cash - beginning of year                                                          1,073,901                      182,672
                                                                                -----------                  -----------

Cash - ending of year                                                           $         -                  $ 1,073,901
                                                                                ===========                  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                                   $   379,255                  $   373,596
     Income taxes                                                               $   465,960                  $    35,000



See notes to the financial statements.

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