Form 10QSB/A
period 2005-12-31
KAHIKI FOODS INC
filed 2006-03-30
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



                                  AMENDMENT No. 1


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

     Transitional Small Business Disclosure Format (Check One):  Yes [X]  No [ ]


EXPLANATORY NOTE



On February 14, 2006, KAHIKI FOODS, INC. filed its Quarterly Report on Form 10-QSB for its fiscal quarter ended December 31, 2005. In March 2006, the Securities and Exchange Commission ("SEC") conducted a limited review of our quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2005. The SEC requested that we revise certain disclosures in this report to comply with its comments. The events in this amended report are as of the initial filing date of February 14, 2006, and do not include subsequent events. This amendment does not modify the disclosures in the original filing other than as described in this explanatory note. We have included the entire amended Form 10-QSB in this filing for the reader's convenience. This 10-QSB/A (Amendment number 1) is being filed to amend the following items:



1. We amended the description of revenue recognition included in Management's Discussion and Analysis or Plan of Operation.



2. We amended Item 3 Controls and Procedures to provide a better explanation of the results of our evaluation of disclosure controls and procedures.



3. We expanded the discussion of the Liquidity and Capital Resources section of Management's Discussion and Analysis or Plan of Operation to identify restricted deposits and to discuss how restricted cash has been reflected in the statement of cash flows.



4. We increased net sales and cost of sales by $123,000 for the three- and nine-month periods ended December 31, 2005 to reflect invoiced freight discounts to a customer which were originally subtracted from reported net sales. The discounts are more properly shown as freight costs in cost of sales. This change also resulted in minor changes in Management's Discussion and Analysis or Plan of Operation to correct amounts for reported sales and gross profit margins, and percentages of reported sales for items in the income statements. Sales and freight costs for prior periods had been reported properly.

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
                                                          ===========          ===========


See notes to financial statements.

                               KAHIKI FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                                                       THREE MONTHS ENDED DECEMBER 31,
                                                         2005                  2004
                                                      -----------           -----------
Net sales                                             $ 6,286,462           $ 4,174,878

Cost of sales                                           4,856,788             3,267,493
                                                      -----------           -----------

GROSS PROFIT                                            1,429,674               907,385

Selling, general and administrative expenses            1,067,116               828,422
                                                      -----------           -----------

INCOME FROM OPERATIONS                                    362,558                78,963
                                                      -----------           -----------

Other income (expense):
  Interest expense                                       (160,960)              (37,547)
  Interest and dividend income                              9,313                   567
  Life insurance proceeds                                 503,442                  --
                                                      -----------           -----------
    Total other income (expense)                          351,795               (36,980)
                                                      -----------           -----------

Income before income taxes                                714,353                41,983

Income tax expense                                        156,400                16,792
                                                      -----------           -----------

NET INCOME                                            $   557,953           $    25,191
                                                      ===========           ===========

Weighted average shares outstanding:
  Basic                                                 3,690,848             3,627,848
                                                      ===========           ===========
  Diluted                                               4,229,263             4,917,317
                                                      ===========           ===========

NET INCOME PER COMMON SHARE:
  Basic                                               $      0.15           $      0.01
                                                      ===========           ===========
  Diluted                                             $      0.13           $      0.01
                                                      ===========           ===========




See notes to financial statements.

                               KAHIKI FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                                                        NINE MONTHS ENDED DECEMBER 31,
                                                          2005                   2004
                                                      ------------           ------------
Net sales                                             $ 16,602,284           $ 14,059,860

Cost of sales                                           13,435,365             10,931,177
                                                      ------------           ------------

GROSS PROFIT                                             3,166,919              3,128,683

Selling, general and administrative expenses             3,221,242              2,789,009
                                                      ------------           ------------

INCOME (LOSS) FROM OPERATIONS                              (54,323)               339,674
                                                      ------------           ------------

Other income (expense):
  Interest expense                                        (416,265)              (182,826)
  Interest and dividend income                              16,615                 12,542
  Net loss on marketable securities                           --                  (22,420)
  Life insurance proceeds                                1,254,218                   --
                                                      ------------           ------------
    Total other income (expense)                           854,568               (192,704)
                                                      ------------           ------------

Income before income taxes                                 800,245                146,970

Income tax expense                                          71,400                 58,786
                                                      ------------           ------------

NET INCOME                                            $    728,845           $     88,184
                                                      ============           ============

Weighted average shares outstanding:
  Basic                                                  3,674,326              3,602,265
                                                      ============           ============
  Diluted                                                4,224,289              4,889,592
                                                      ============           ============

NET INCOME PER COMMON SHARE:
  Basic                                               $       0.20           $       0.02
                                                      ============           ============
  Diluted                                             $       0.17           $       0.02
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


                                            Three months ended               Nine months ended
                                     Dec. 31, 2005    Dec. 31, 2004    Dec. 31, 2005    Dec. 31, 2004
                                     -------------    -------------    -------------    -------------
Percentages of net sales:

Net sales                                100.0%           100.0%           100.0%           100.0%
Cost of sales                             77.3             78.3             80.9             77.7
Gross profit                              22.7             21.7             19.1             22.3
Selling, general, and
 administrative expenses                  16.9             19.8             19.4             19.8
Income (loss) from operations              5.8              1.9             (0.3)             2.4
Interest expense                          (2.6)            (0.9)            (2.5)            (1.3)
Life insurance proceeds                    8.0               --              7.5               --
Other income (expense), net                0.2               --              0.1             (0.1)
Income tax expense                         2.5              0.4              0.4              0.4
Net income                                 8.9%             0.6%             4.4%             0.6%


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


COMPARISON OF QUARTER ENDED DECEMBER 31, 2005 TO QUARTER ENDED DECEMBER 31, 2004


The quarter ended December 31, 2005 was the highest sales quarter in Kahiki's history. Net sales for the quarter ended December 31, 2005 were $6,286,462 compared to $4,174,878 for the comparable quarter ended December 31, 2004, an increase of over 50%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.

Early results from our improvements to product flow also improved the gross margin in the quarter. The effort enabled us to recover some of the inefficiencies of moving into the new facility. We increased inventory turns, and we dramatically reduced finished product inventory compared to the March 2005 balances, by 37%. In the quarter, we focused on streamlining the manufacturing process in the new facility and improving purchasing cost control, especially for food costs. Gross margins improved to 22.7% of net sales in the quarter. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.


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


LIQUIDITY AND CAPITAL RESOURCES


On July 22, 2005, Michael Tsao, Founder, Chairman of the Board of Directors, President and Chief Executive Officer of Kahiki died. Kahiki had maintained key man life insurance on Mr. Tsao. A total of $750,000 of the insurance had been pledged as collateral on certain loans. Kahiki received that amount of proceeds from the life insurance policies, plus interest, in the quarter ended September 30, 2005 (all of which has been treated as restricted deposits). Kahiki received an additional $500,000 of proceeds, plus interest, in the quarter ended December 31, 2005 (all of which were used in operations). All of the proceeds are included in other income in the accompanying unaudited financial statements. Kahiki deposited the $750,000 proceeds with a commercial bank acting as trustee on Kahiki's State Economic Development Revenue Bonds. Kahiki received a letter from the Ohio Department of Development ("ODOD") indicating that the deposit is being used to make payments to the State of Ohio on the ODOD loan to Kahiki for the next twelve months starting with the October 2005 payment. ODOD further indicated that the balance of the deposit will be maintained by the trustee as a reserve to be applied toward the final loan payments. The portion of this deposit representing payments due on the loan through September 30, 2006, $277,126, is included in "Restricted deposits - current portion" on the accompanying unaudited balance sheet. The remaining portion of the deposit, $391,040, is included in "Restricted deposits" in Other Assets on the accompanying unaudited balance sheet. On the accompanying unaudited statement of cash flows, both restricted deposits have been excluded from the total of "Net cash provided by (used in) operating activities" through an adjustment to "Other assets".


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


CRITICAL ACCOUNTING POLICIES


We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized, and collection of the resulting receivables is reasonably assured. This generally occurs when products are delivered to the customer. Customers do not have the right to return products unless the products are damaged. We sometimes offer promotions or co-operative advertising, and pay slotting fees to customers to obtain shelf space in retail locations. All of such amounts are recorded as a decrease in sales in the period incurred.


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


ITEM 3. CONTROLS AND PROCEDURES


As required by Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our President and Acting CFO. Based on that evaluation, our President and Acting CFO concluded that Kahiki Foods disclosure controls and procedures as of December 31, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Kahiki Foods in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in our internal controls or in other factors that materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

                                                 KAHIKI FOODS, INC.
                                                 (Registrant)


Date: March 29, 2006                             /s/  Alan L. Hoover
                                                 -----------------------------
                                                 Alan L. Hoover, President



Date: March 29, 2006                             /s/ Alan L. Hoover
                                                 -----------------------------
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