Form 10KSB
period 2006-03-31
KAHIKI FOODS INC
filed 2006-07-14
CIK 1283928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 333-126268

                               KAHIKI FOODS, INC.
                 (Name of small business issuer in its charter)

                  Ohio                                     31-1056793
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

    1100 Morrison Road, Gahanna, Ohio                        43230
(address of principal executive offices)                   (Zip Code)

Issuer's telephone number: 614-322-3180

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None   Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

State issuer's revenues for its most recent fiscal year. $23,072,647

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 23, 2006 was $2,404,414.

As of June 23, 2006, the latest practicable date, there were 3,811,698 no-par value common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Kahiki Foods, Inc. ("Kahiki" or "we") is an Ohio Corporation incorporated in June 1982. We started operations with an award-winning Polynesian-themed restaurant. We branched out to producing and marketing frozen Asian and Pacific Rim foods. We sold the restaurant in 2000, but we still use many of our restaurant recipes in our current products. Our products include egg rolls, appetizers, single serve entrees, family meal entrees, sauces, and similar products. We sell our products primarily to retail food stores and membership warehouse clubs, but also have some sales to foodservice operators. We sell under our own trade names. We also sell under the private labels of several customers. We alter product mix and packaging for each of those categories. We sell our products mainly in the United States, but we also have outlets in Canada and Mexico.

We operate on a fiscal year ending on March 31. We operate in a single business segment of frozen food manufacturing. We sell directly to our customers, or sell through several independent food brokers.

Our retail category includes distribution of both bulk institutional products and individually packaged products to grocery store chains for sale to consumers. The grocery stores generally sell our products in their delicatessen or frozen food sections. The retail segment represented approximately 67% of revenues in fiscal year 2006 and approximately 60% of revenues in fiscal year 2005.

Our membership warehouse clubs category includes distribution of bulk retail products to membership warehouse clubs for sale to consumers and small businesses. These products are generally in larger servings and are sold in the delicatessen or frozen food sections of the store. The membership warehouse club segment represented approximately 28% of revenues in fiscal year 2006 and approximately 37% of revenues for fiscal year 2005.

Our foodservice category includes distribution of bulk institutional products to distributors who then provide our product to academic and governmental institutions, and restaurants. The foodservice category represented less than 5% of our revenues in fiscal years 2006 and 2005.

This table shows the percent of gross sales to our largest customers for the fiscal years ending March 31, 2006 and 2005:

                          2006   2005
                          ----   ----
Wal-Mart and Sam's Club    29%    19%
Costco                      5%    25%

We had no other customer who accounted for more than 10% of our sales in either year.

We exported to Canada and Mexico a total of $856,000 in fiscal 2006 and $420,000 in fiscal 2005.

PRODUCTS

We sell mainly convenience meals, hand-held appetizers, and components. Convenience meals include single serve entrees, deli entrees, and larger entree packs meant for families. Our appetizers include egg rolls, potstickers, and filled crepe products. Our component sales include fried rice, tempura meats, and sauces. We sell the products across our customer categories.

KEY PRODUCT ATTRIBUTES

Key product attributes include convenience, authentic taste and intriguing flavor profiles, quality, and attractive packaging.

Convenience: Our product line requires simple preparation and heating steps. Virtually every product is ready-to-serve within 20 minutes. This provides quick and easy meal solutions for our customers. Our products are easy to prepare using either a microwave oven or a conventional oven. We found that this ease of preparation is a significant factor for consumers and institutional foodservice operators.

Authentic taste and intriguing flavor profiles: We employ recipes and sauces used in the award-winning Kahiki restaurant to enhance the authenticity of our products. This allows us to achieve the best aroma, appearance, and flavor profile for our products.

Quality: Kahiki does not use preservatives such as MSG and we only use the highest quality ingredients in our products. We position our products in the gourmet and specialty food category.

Packaging: Kahiki products incorporate bold, colorful graphics that command shelf attention. We also use packaging that is environmentally responsible.

DISTRIBUTION

We ship directly to customers or to their distribution facilities. Some retail accounts employ a distributor because they do not own an in-house distribution warehouse. We will ship to their chosen distributor in this case.

MARKETING

We maintain both an experienced direct sales force and an experienced broker network across the United States. We have close coverage of large retail and membership warehouse club accounts. We sell directly to buyers from these organizations or sell to them through our broker network. We selectively advertise through trade publications and through cooperative advertising with our customers.

REGULATIONS

Our food processing facilities are subject to various federal, state and local regulations and inspection, and to extensive regulations and inspections regarding sanitation, quality, packaging and labeling. Our manufacturing facility is subject to regulation and inspection by the United States Department of Agriculture, the United States Food and Drug Administration, and the State of Ohio Department of Agriculture and Health. A finding of a failure to comply with one or more regulatory requirements can result in the imposition of sanctions including the closing of all or a portion of our facility for a period of time. In addition to licensing requirements, a regulatory agency could declare a food product hazardous or limit its use or require a recall. We believe that we are in substantial compliance with all material governmental regulations regarding our products and that we have all governmental permits, licenses, qualifications and approvals required for our operations.

COMPETITION

We operate in a competitive environment and many of our competitors have greater financial, distribution and marketing resources. The Asian frozen food business is currently dominated by a select number of competitors of considerable size and financial resources, including Nestle, ConAgra, Chung's, Schwan's, Windsor Foods, Day-Lee Foods, Contessa Foods, and Ling Ling. Our market share in the retail entree business is less than 1%. In the frozen egg roll category, our market share is approximately 7%. All of these competitors have strong brand name recognition in the markets they serve. We believe that our quality products, pricing and niche marketing strategies will permit us to maintain a strong competitive position in our market.

SUPPLIERS

We purchase quality raw and frozen perishable food items, including meat, sea food, dairy and produce, through local, regional, national, and international suppliers. We have not experienced any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future. We are not dependent upon any particular supplier or suppliers as a source for ingredients used in our products or for other items used in our operations.

EMPLOYEES

As of March 31, 2006, we had approximately 210 full-time employees. We consider our employee relations to be good. We have not experienced a work stoppage due to a labor dispute. None of our employees is represented by a labor union.

TRADEMARKS

We currently have three U.S. trademark registrations of the word "KAHIKI" with accompanying logo for restaurant services (U.S. Trademark Reg. No. 2325725), for prepared beef, fish, seafood, pork, poultry and vegetable entrees (U.S. Trademark Reg. No. 2328473), and for prepared rice entrees (U.S. Trademark Reg. No. 2323509), a trademark registration for the slogan "ASIAN IN MINUTES" for prepared beef, fish, seafood, pork, poultry and vegetable entrees (U.S. Trademark Reg. No. 2795935), and a trademark registration for the slogan "BOWL & ROLL" for frozen entrees and side dishes (U.S. Trademark Reg. No. 2803464). We have registered the "KAHIKI' logo in Canada and Mexico as well. We have a pending application for registration of the slogan "ITS ASIAN TONIGHT" (Serial No. 76/456,414) for prepared entrees, appetizers and side dishes. It has been approved for registration and will be issued in the very near future. We consider these trademarks to be essential to our business.

RESEARCH AND DEVELOPMENT

We maintain a continuing research and development program to improve existing products and to develop new products. At the present time, 3 of our employees are directly involved in research and development. During fiscal years 2006 and 2005 we estimate that we spent $116,000 and $110,000, respectively, on research and development activities.

AVAILABLE INFORMATION

All our filings with the Securities and Exchange Commission ("SEC"), including among others our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, periodic reports on Form 8-K, our proxy statement, and all amendments to those forms are provided, free of charge, on Kahiki's web site (www.kahiki.com) as soon as reasonably practicable after we file those reports electronically with the SEC. All those filings are also available on the SEC's web site (http://www.sec.gov), using the EDGAR electronic filing system.

ITEM 2. DESCRIPTION OF PROPERTY

In December 2002, we acquired an existing 119,000 square foot building on 14 acres of land in Gahanna, Ohio, a suburb of Columbus. We renovated and equipped this facility to meet USDA regulations for the manufacture of food products. We completed the renovation and moved all operations into this facility in May 2005. We use the facility to prepare, freeze, package, store and ship our products, and house our administrative offices. It is suitable and adequate for our needs.

We spent approximately $10 million on the purchase and renovation of the building, and the purchase of equipment. The State of Ohio and KeyBank National Association, through an intercreditor agreement, share a first mortgage and security interest in the land and equipment of the facility.

We expect that the facility will meet our needs for the foreseeable future.

Management believes that our properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Shares traded on the Pink Sheets from November 1993 to December 2004, and on the OTC Bulletin Board since December 2004 (Symbol: KSCI). The information presented for the following periods reflects the high and low bid information updated by the OTC Bulletin Board. The prices below may not represent actual transactions. These quotations reflect inter-dealers prices, without retail markup, markdown or commissions.

                 Fiscal Year 2006   Fiscal Year 2005
                 ----------------   ----------------
                    High    Low        High    Low
                   -----   -----      -----   -----
First Quarter      $2.01   $1.05      $4.00   $2.50
Second Quarter     $1.85   $1.23      $4.25   $2.85
Third Quarter      $1.54   $1.15      $3.25   $1.01
Fourth Quarter     $1.70   $0.81      $2.25   $1.05

The number of holders of record of our no-par value Common Stock at June 1, 2006 was 116. The number of holders of record of our no-par value Series A Convertible Preferred Stock at June 1, 2006 was 1. We have not registered the Preferred Stock, but have registered 888,889 of the 930,741 shares of Common Stock into which it can be converted. There is no established market for the Preferred Stock.

We have never paid cash dividends on our Common Shares. Holders of Common Shares are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available therefore. Our ability to pay dividends will depend upon our future earnings and net worth. We are restricted by Ohio law from paying dividends on any of our outstanding shares while insolvent or if such payment would result in a reduction of our stated capital below the required amount. Our debt agreements also limit our ability to pay Common Stock dividends in cash.

The Series A Convertible Preferred Shares provide for cumulative annual dividends at an annual rate of $0.1125 per share. The holders of Preferred

Shares can convert them into Common Shares on a share for share basis (subject to anti-dilution rights). The Preferred Shares have a liquidation preference of
1.5 times the invested amount and entitle the class to elect up to two members of our Board of Directors. In February 2006, Townsends, Inc. ("Townsends") acquired 930,741 Preferred Shares upon conversion of $2,000,000 aggregate principal amount of notes and $94,167 of accrued interest. The conversion price was $2.25 per Preferred Share. At March 31, 2006, Kahiki had 930,741 Preferred Shares outstanding. Mr. Charles Dix, President of Townsends, is a member of the Board of Directors of Kahiki. Townsends has not exercised its right to elect a second member to the Board of Directors.

On October 19, 2004, our registration statement on Form SB-2 (Commission file number 333-113925) became effective. The registration statement registered 100,000 of our Common Shares for sale by a shareholder of Kahiki. The shareholder terminated that offering before any Common Shares were sold.

On September 29, 2005, our registration on Form SB-2 (Commission file number 333-126268) became effective. This registration relates to the resale of up to 4,938,048 of our Common Shares by the selling shareholders listed in the prospectus. This includes 888,889 of the 930,741 Common Shares into which the Preferred Shares may be converted. The selling shareholders will receive all of the proceeds from the sale of Common Shares under the prospectus. Of these shares, 1,378,700 shares are issuable upon the exercise of warrants or options. We will receive the proceeds from any cash exercise of the warrants and options by the selling shareholders. Selling shareholders may sell at prevailing market prices or at prices negotiated at the time of sale. Kahiki paid all expenses of registering the securities. In fiscal 2006 and through June 1, 2006, we received cash of $32,704 from the exercise of 189,350 options which were included in the registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table sets forth, for the years ended March 31, 2006, 2005, and 2004, the percentage of net sales represented by the specified items included in our accompanying statements of income. We have included this comparison because we believe it adds a meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical statements of income determined in accordance with accounting principles generally accepted in the United States of America. This table does not purport to be indicative of future results of operations.

                                Years ended March 31,
                                ---------------------
                                 2006    2005    2004
                                -----   -----   -----
Percentages of net sales:
Net sales                       100.0%  100.0%  100.0%
Cost of sales                    83.5    78.2    72.9
Gross profit                     16.5    21.8    27.1
Selling, general, and
   administrative expenses       18.5    20.9    18.9
Income (loss) from operations    (1.9)    0.9     8.2
Interest (expense)               (2.5)   (0.4)   (1.0)
Life insurance proceeds           5.4      --      --
Other income (expense), net       0.1      --     0.4
Income tax (expense) benefit      1.4    (0.2)   (2.8)
Net income                        2.4%    0.3%    4.8%

COMPARISON OF YEAR ENDED MARCH 31, 2006 TO YEAR ENDED MARCH 31, 2005

We had the highest sales in Kahiki's history in fiscal 2006, $23,072,647, an increase of 22% from fiscal 2005. We increased capacity when we moved into the new facility. We were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.

Despite record sales, our gross profit margin decreased to 16.5% in fiscal 2006, from 21.8% in fiscal 2005. Most of the decrease stemmed from inefficiencies related to the start-up of our new facility, primarily in the first and second quarters, and early in the third quarter of fiscal 2006. Part of the decrease stemmed from substantially higher depreciation on the new facility and equipment (in total, depreciation was about $400,000 higher in fiscal 2006 than for fiscal
2005). Part of the decrease stemmed from our March 2006 write-off of $188,000 of value of equipment no longer needed in production. The inefficiencies in early fiscal 2006 masked operating improvements that we were able to make beginning in September 2005. At that time, we began to move Kahiki toward more efficient manufacturing. We improved the flow of materials through our plant. We reduced finished goods inventory. We are attempting to produce only what is being ordered by our customers. This effort is ongoing. We expect that continued efforts to align production with orders will help Kahiki improve its operations and cash flows, and provide a basis for future growth. We saw the first substantial benefits from this activity in the quarter ended December 31, 2005. We increased inventory turns, and we dramatically reduced finished product inventory compared to the March 2005 balances. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.

Selling, general, and administrative costs in fiscal 2006 increased by about $321,000, or 8%, over fiscal 2005. However, these expenses decreased as a percentage of sales. Payroll costs, costs for consultants, and increased directors' fees all contributed to this increase. We added management to assist in product innovation and marketing efforts. In fiscal 2006, we expensed $63,000 of deferred loan costs when the holder of the underlying debt converted it into Preferred Stock.

Our reported interest expense increased substantially in fiscal 2006. We capitalized interest during construction and renovation of our facility. Now that construction has been completed (May 2005) and we have moved into the new facility, we treat all interest as expense and no further interest is capitalized. During fiscal 2006 and fiscal 2005, we capitalized $53,000 and $323,000 of interest, respectively as part of the renovation of our facility. In addition, we borrowed about $3,800,000 of new debt in fiscal 2006. A third factor for the rise in interest expense is the increases in our interest rates.

On July 22, 2005, Mr. Michael Tsao died. He was the founder, Chairman of the Board of Directors, our President and Chief Executive Officer at the date of his death. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki received $750,000 of life insurance proceeds, plus interest, in the quarter ended September 30, 2005. Kahiki received an additional $500,000 of proceeds, plus interest, in the quarter ended December 31, 2005. All of the proceeds are included as other income in the accompanying financial statements.

Kahiki's overall tax rate for fiscal 2006 is substantially lower than the 34% federal rate, and lower than the rate recorded for fiscal 2005. The life insurance proceeds received this year are not taxable under federal statutes. Other factors affecting the rate include an operating loss (excluding insurance proceeds), completion of a federal tax audit for the year ended March 31, 2004, and state taxes.

All the above factors affected our reported net income.

COMPARISON OF YEAR ENDED MARCH 31, 2005 TO YEAR ENDED MARCH 31, 2004

Our sales for fiscal 2005 were $18,894,267 compared to $14,193,124 for fiscal 2004, an increase of 33%. The increase is primarily due to sales efforts with new accounts, both retail and club stores, and the introduction of new items.

Our gross profit increased 7% from fiscal 2004 in dollars, although the margin percentage was smaller. Gross margins vary widely depending on factors such as the product commodity prices and labor costs for the items produced. Our costs of food increased significantly in the year ended March 31, 2005, to 32% of sales compared to 24% of sales for the year ended March 31, 2004. This increase in food costs was primarily due to escalating chicken costs which peaked in the summer of 2004.

Our fiscal 2005 selling, general, and administrative costs were 46% higher than in fiscal 2004. These expenses also increased as a percentage of sales. Most of the increase was attributable to marketing and advertising expenses, which increased to $2,131,521 for the year ended March 31, 2005, from $1,335,250 for the year ended March 31, 2004. Marketing and advertising expenses represented 11.3% of revenues for the year ended March 31, 2005 compared to 9.4% of revenues for the year ended March 31, 2004. These costs helped support the growth in sales.

Expenditures on research and development were $109,727 for the year ended March 31, 2005 compared to $34,561 for the year ended March 31, 2004. The increase was due to increased development activities related to new products, such as lettuce wraps, and product improvements. The majority of the research and development costs were related to payroll. Research and development will continue to be an important part of our strategy to achieve continued growth in our markets.

Our net income for the year ended March 31, 2005 was $63,528, as compared to net income of $676,388 for the year ended March 31, 2004. Most of the decrease stemmed from higher selling and marketing costs, and high food costs keeping our gross margin down compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

In December 2002, we arranged a state economic development loan with the State of Ohio for $4.18 million. We began making principal payments on this loan in December 2003. The loan matures December 1, 2022, with interest rates and maturity dates as follows: $1,100,000 matures December 1, 2010 at an interest rate of 4.55%; $1,040,000 matures December 1, 2015, at an interest rate of 5.25%; and $2,040,000 matures December 1, 2022, at an interest rate of 5.85%. We used the proceeds to purchase our production facility, provide funds for improvements to the building, and purchase equipment.

In December 2004, we completed a $2.227 million dollar financing package with KeyBank National Association ("KeyBank") and a $2.0 million dollar financing package with Townsends. Under the terms of the agreements, $2.227 million was immediately available to help fund the completion of construction of our production facility, and for working capital. Upon start-up of the new plant, an additional $2.0 million was to be available for working capital. We received the final $2 million in June 2005 ($1.0 million from each of KeyBank and Townsends). The financing package also provides for a poultry supply and a co-pack and storage agreement with Townsends. (In February 2006, Townsends converted the $2.0 million principal of their notes, and accrued interest of $94,167, into 930,741 shares of Kahiki's no par value Series A Convertible Preferred Shares.)

Due to cost overruns on the building and equipment, we used all of the State of Ohio loan, and the entire $4.227 million financing package with KeyBank and Townsends, to complete the facility, and none for working capital. During the year ended March 31, 2006, we spent $2,428,482 to complete the facility improvements, and to purchase equipment.

In August 2004, Kahiki and KeyBank entered into a letter of credit agreement for a standby letter of credit in the amount of $418,000. Kahiki is contingently liable under this standby letter of credit. The agreement has an annual fee equal to 1% of the commitment. The State of Ohio is the beneficiary. The letter of credit expires in August 2009, but has to be renewed as Ohio requires Kahiki to provide the letter of credit as additional collateral on the Ohio loan until loan expiration in November 2022.

On June 1, 2004, we entered into an agreement with KeyBank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 40% of eligible inventory. We used this line to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2007. At March 31, 2006, we borrowed the maximum under this line.

Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki's loans. At March 31, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao's estate, total $416,000 on six loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

We received notification in October of 2004 that Sam's Club discontinued our product in their stores. Our product has always been sold as an "in and out"
item in Sam's. This means it is only sold for a time period of several weeks up to several months. Our product was accepted back in to Sam's Club by the end of June 2005. Sam's Club continues to be one of our largest customers. Our sales to Sam's Club were 23% of our total sales in fiscal 2006 and 12% of our total sales in fiscal 2005.

Kahiki reported $389,695 of net cash provided by operating activities in fiscal 2006. Of the $1,250,000 of life insurance proceeds Kahiki received in fiscal 2006 after the death of Mr. Tsao, the State of Ohio continues to hold $580,819 as a deposit. We excluded that amount from net cash provided by operating activities. Net cash provided by operating activities in fiscal 2006 included the remaining $669,181 of life insurance proceeds. We used those proceeds either to pay down payables or through use of the deposits with Ohio as payments on the State of Ohio loan.

Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $8,874,441 at March 31, 2006.

The death in July 2005 of Michael Tsao, former Chairman, President, and Chief Executive Officer of Kahiki, caused technical defaults in several of Kahiki's debts. He had personally guaranteed six small debts, and death of a guarantor was a stated default in those loans. In addition, the loss from operations in fiscal 2006 contributed to a failure to meet a financial covenant on debt with KeyBank.

The defaults are caused by the death of Mr. Tsao (which cannot be cured), by a restriction on capital additions in one debt instrument (which could not be cured, but we paid off that debt instrument subsequent to March 31, 2006), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), by the failure to meet a financial covenant on debt with KeyBank, and/or by our failure to submit in a timely manner certain reports required by the loan documents. The defaulted instruments with KeyBank include Kahiki's interest rate swap agreement and its agreement underlying the required letter of credit in favor of the State of Ohio for the Ohio loan. The term and revolver notes with KeyBank are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default. Further explanations of our debt arrangements are included in the accompanying footnotes to the March 31, 2006 financial statements, and such explanations are incorporated herein by reference.

We are in the process of complying with the requirements to file reports. We have requested waivers from all lenders to remove the loans from default status. Our major lenders, KeyBank and the State of Ohio, have given us waivers of defaults that occurred through March 31, 2006. However, because of the continuing defaults on the other debt, and the cross-default clauses in the KeyBank and State of Ohio debts, these waivers are not effective for periods subsequent to March 31, 2006.

We believe that it is possible that some of our lenders will not waive the technical defaults in Kahiki's debt with them. We have prepared the financial statements as if no creditor waived technical defaults, and consequently, we classified all debt in default as a current liability and not as long-term debt.

Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.

We expect capital additions to be considerably less over the next twelve months than in the last twelve months. We also expect that we will have no additional debt, other than capital leases on purchases of specific capital items.

Our efforts at improving product flow within the plant have been initially successful. We expect to continue on these activities. With this effort, we freed up substantial cash from the sale of finished goods. We expect to be able to fund future operations with cash flow from operating activities, although our cash position will remain tight for the foreseeable future. If lenders exercise their rights to accelerate our debt, we may not be able to fund our operations with cash flow from operating activities. Future financing transactions may also include the issuance of common stock from exercise of options or warrants.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Use Of Estimates:

We use estimates to prepare the financial statements, as required by generally accepted accounting principles in the United States of America. These estimates affect the values that we report in the financial statements and accompanying footnotes for assets, liabilities, revenues, expenses, income, equity, and contingencies. Our actual results could differ from these estimates. Our significant estimates and policies are shown below.

Accounts Receivable And Risk Concentrations:

Kahiki's sales are concentrated in a single industry. Kahiki's sales are also concentrated in a few large customers. We do not have long-term contracts with our customers. Generally, Kahiki's customers may stop purchasing its products at any time and with minimal or no notice. We expect customers to continue purchasing from Kahiki because of the quality and taste of our products, and our competitive prices. We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at March 31, 2006 and at March 31, 2005) to record the estimated risk of loss related to our customers' ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.

Inventories:

Kahiki's inventories include perishable fresh poultry and other raw materials, frozen work-in-process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories. We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at March 31, 2006 and $10,000 at March 31, 2005). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.

Impairment Of Assets With Long Lives:

We make a review at least annually to determine if there is a reduction in value (an impairment in value) of any property and equipment or other asset with an extended life. Based on those reviews, if circumstances indicate that we will not recover the remaining cost of the asset from its use in future operations, we write down the value of the asset to the value of the discounted cash flows expected to result from the use of the asset or from its eventual disposition.

Interest Rate Swap:

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was negligible at March 31, 2005, and was $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000, and was $893,000 at March 31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank. KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.

Revenue Recognition:

We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized and there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, and collection of the resulting receivables is reasonably assured. Customers do not have the right to return products unless the products are damaged.

Promotional Allowances, Discounts, And Slotting Fees:

We sometimes offer promotions or co-operative advertising or discounts to customers, or pay slotting fees to customers to obtain shelf space in retail locations. We record all such amounts as a decrease in sales in the period we incur them.

Stock Based Compensation:

Kahiki has a stock option plan under which it may grant options to employees, directors, and outside consultants. In addition, Kahiki has issued other stock options and warrants. For options issued under the plan, Kahiki has elected to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, we do not record expense at the date of grant of options to employees, because Kahiki grants options only with a strike price equal to the market value of the underlying stock on the date of the grant. We expense at the date of the grant the fair value of options and warrants that Kahiki grants to consultants.

Our accounting treatment for stock options will change effective April 1, 2006. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share Based Payment ("SFAS 123R"). This pronouncement supersedes the provisions of APB 25. The Securities and Exchange Commission granted temporary relief from the provisions of SFAS 123R, and made it effective for small businesses, like Kahiki, for their first fiscal year beginning after December 15, 2005. For Kahiki, then, SFAS 123R will be effective for Kahiki's fiscal year ending March 31, 2007.

Among other provisions, SFAS 123R requires companies to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We may use either the "modified retrospective" method or the "modified prospective" method in preparing our financial statements. Each is allowed by SFAS 123R. The modified retrospective method permits companies to restate financial statements of previous periods based on the pro forma disclosures made in accordance with SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any modifications or cancellations of existing grants) beginning with the effective date. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.

Income Taxes:

We use the liability method for determining our income taxes. We record current and deferred tax liabilities and assets in accordance with enacted tax laws and rates. We calculate the amounts of deferred tax liabilities and assets at the end of each period using the tax rate expected to be in effect when taxes are actually paid or recovered. We record as expense or income in a period the effects of a change in tax rates in that period. We recognize future tax benefits to the extent that realization of such benefits is more likely than not. We provide deferred income taxes for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, and for certain tax credits that we may carry forward. We use a valuation allowance, if necessary, to reduce deferred tax assets if it is more likely than not that we will not realize some portion or all of the deferred tax assets.

FORWARD LOOKING STATEMENTS

This 10-KSB contains forward-looking statements. Such statements are not based on historical facts and are based on our current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: acceleration of our debt by our lenders; a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission.

You should not rely on these forward-looking statements. They reflect only Kahiki's opinion as of the date this report was prepared.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and the report of Plante & Moran, PLLC are attached below to this Annual Report on Form 10-KSB and are incorporated herein by reference.

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

On December 20, 2004, the Board of Directors of Kahiki, on the recommendation of its audit committee, engaged Plante & Moran, PLLC as its principal accountant to audit Kahiki's financial statements for its fiscal year ending March 31, 2005. Plante & Moran, PLLC also audited our financial statements for the year ended March 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

Kahiki management is responsible for establishing and maintaining adequate internal control over its disclosure controls and procedures and over its financial reporting.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, and the effectiveness of our internal control over financial reporting. In making this evaluation, we used criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in "Internal Control - Integrated Framework". Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer also concluded that our internal control over financial reporting as of the end of the period covered by this report is effective and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Kahiki; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Kahiki are being made only in accordance with authorizations of management and directors of Kahiki; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Kahiki's assets that could have a material effect on the financial statements.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in our internal control over financial reporting which occurred during our most recent fiscal quarter or most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Effective April 1, 2006, Kahiki entered into an employment agreement with Alan
L. Hoover, its President and Chief Executive Officer. We have included the employment agreement as an exhibit to this Annual Report on Form 10-KSB.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 9.

CODE OF ETHICS

We adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the "Code of Ethics"). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at Kahiki Foods, Inc., 1100 Morrison Road, Gahanna, Ohio 43230. A copy is also filed as Exhibit 14.1, incorporated by reference to Exhibit 14.1 of Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed on June 21, 2005, and is thus available electronically from the SEC.

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

ITEM 13. EXHIBITS


EXHIBIT   DESCRIPTION OF EXHIBIT           LOCATION
-------   ----------------------           --------
3.1       Amended and Restated Articles    Incorporated herein by reference
          of Incorporation of Registrant   to Exhibit 3.1 of Registration
                                           Statement on Form SB-2
                                           (Registration No. 333-126268)

3.2       Code of Regulations of the       Incorporated herein by reference
          Registrant                       to Exhibit 3.2 of Registration
                                           Statement on Form SB-2
                                           (Registration No. 333-113925)

4.1       Specimen Common Share            Incorporated herein by reference
          Certificate                      to Exhibit 4.1 of Registration
                                           Statement on Form SB-2
                                           (Registration No. 333-113925)

4.2       $2.25 Common Share Purchase      Incorporated herein by reference
          Warrant                          to Exhibit 4.2 of Registration
                                           Statement on Form SB-2
                                           (Registration No. 333-113925)

4.3       $3.00 Common Share Purchase      Incorporated herein by reference
          Warrant                          to Exhibit 4.3 of Registration
                                           Statement on Form SB-2
                                           (Registration No. 333-113925)

4.4*      2001 Non-Qualified and           Incorporated herein by reference
          Incentive Stock Option Plan      to Exhibit 4.5 of Registration
          of Registrant                    Statement on Form SB-2
                                           (Registration No. 333-113925)

4.7       Specimen Series A Preferred      Attached to this Annual Report on
          Share Certificate                Form 10-KSB

10.1      Loan Agreement between           Incorporated herein by reference
          Registrant and The Director      to Exhibit 10.2 of Registration
          of Development of Ohio dated     Statement on Form SB-2
          as of December 1, 2002           (Registration No. 333-113925)

10.2      Convertible Note Purchase        Incorporated herein by reference
          Agreement between Registrant     to Exhibit 10.1 of Report on
          and Townsends, Inc. dated        Form 8-K filed on December 28,
          December 21, 2004                2004

10.3      Convertible Promissory Note of   Incorporated herein by reference
          Registrant to Townsends, Inc.    to Exhibit 10.2 of Report on
          dated December 21, 2004          Form 8-K filed on December 28,
                                           2004

10.4      Convertible Promissory Note of   Incorporated herein by reference
          Registrant to Townsends, Inc.    to Exhibit 10.2 of Report on
          dated June 3, 2005               Form 8-K filed on June 9, 2005

10.5      Registration Rights Agreement    Incorporated herein by reference
          between Registrant and           to Exhibit 10.3 of Report on Form
          Townsends, Inc. dated            8-K filed on December 28, 2004
          December 21, 2004

10.6      Supply Agreement between         Incorporated herein by reference
          Registrant and Townsends, Inc.   to Exhibit 10.4 of Report on Form
          dated December 21, 2004          8-K filed on December 28, 2004

10.7      Co-Pack and Storage Agreement    Incorporated herein by reference
          between Registrant and           to Exhibit 10.5 of Report on Form
          Townsends, Inc. dated            8-K filed on December 28, 2004
          December 21, 2004

10.8      Term Promissory Note of          Incorporated herein by reference
          Registrant to KeyBank            to Exhibit 10.6 of Report on Form
          National Association dated       8-K filed on December 28, 2004
          December 17, 2004

10.9      Subordinated Promissory Note     Incorporated herein by reference
          to Alice Tsao dated              to Exhibit 10.9 of Report on Form
          August 19, 2003                  10-KSB/A for the fiscal year ended
                                           March 31, 2005 filed on March 30,
                                           2006

10.10*    Employment Agreement with        Attached to this Annual Report on
          Alan L. Hoover                   Form 10-KSB

10.11     Registration Rights Agreement    Attached to this Annual Report on
          between Registrant and           Form 10-KSB
          Barron Partners LP, dated
          February 27, 2004

10.12     Promissory Note of               Attached to this Annual Report on
          Registrant to KeyBank            Form 10-KSB
          National Association dated
          June 1, 2004 (revolver)

10.13     Business Loan Agreement          Attached to this Annual Report on
          (Asset Based) between            Form 10-KSB
          Registrant and KeyBank
          National Association dated
          June 1, 2004 (revolver)



10.14     Addendum to Business Loan        Attached to this Annual Report on
          Agreement (Asset Based)          Form 10-KSB
          between Registrant and KeyBank
          National Association dated
          June 1, 2004 (revolver)

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

16.1      Letter on change in accountant   Incorporated herein by reference
                                           to Exhibit 16.1 of Report on Form
                                           8-K filed on December 28, 2004

31.1      Certification of the Chief       Included herein
          Executive Officer Pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002.

31.2      Certification of the Chief       Included herein
          Financial Officer Pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002.

32        Certification of the Chief       Included herein
          Executive Officer and Chief
          Financial Officer pursuant to
          Rule 15d-14(b) and Section 1350
          of Chapter 63 of Title 18 of the
          United States Code, as adopted
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

*    Represents compensation arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

KAHIKI FOODS, INC.


By: /s/ Alan L. Hoover
    ---------------------------------
    Alan L. Hoover
    President and Chief Executive
    Officer

In accordance with the Exchange Act, this Report Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE:                          TITLE                   DATE
            ----------                          -----                   ----


/s/ Alan L. Hoover                   President and                 July 14, 2006
----------------------------------   Chief Executive Officer
Alan L. Hoover


/s/ Alice W. Tsao                    Chairwoman, Vice President,   July 14, 2006
----------------------------------   Secretary and Director
Alice W. Tsao


/s/ Charles Dix                      Director                      July 14, 2006
----------------------------------
Charles Dix


/s/ John Dix                         Director                      July 14, 2006
----------------------------------
John Dix


/s/ Allen J. Proctor                 Director                      July 14, 2006
----------------------------------
Allen J. Proctor


/s/ R.L. Richards                    Director                      July 14, 2006
----------------------------------
R.L. Richards


/s/ Frederick A. Niebauer            Treasurer and                 July 14, 2006
----------------------------------   Chief Financial Officer
Frederick A. Niebauer

[PLANTE MORAN LOGO]                                         PLANTE & MORAN, PLLC
                                                                       Suite 600
                                                                 65 E. State St.
                                                              Columbus, OH 43215
                                                               Tel: 614.849.3000
                                                               Fax: 614.221.3535
                                                                 plantemoran.com

                          Independent Auditor's Report

To the Board of Directors
Kahiki Foods, Inc.

We have audited the accompanying balance sheet of Kahiki Foods, Inc. as of March 31, 2006 and 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Kahiki Foods, Inc. at March 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ PLANTE & MORAN, PLLC

Columbus, Ohio
July 12, 2006

                                                                     A member of
                                                                      [MRI logo]
                         A worldwide association of independent accounting firms

KAHIKI FOODS, INC.
BALANCE SHEETS

                                       March 31, 2006   March 31, 2005
                                       --------------   --------------
ASSETS
Current Assets
   Cash                                  $   833,655      $        --
   Accounts receivable, net                2,231,727        1,413,519
   Inventories                             1,543,534        1,891,985
   Refundable income taxes                   493,365           44,787
   Other current assets                      284,315          117,250
                                         -----------      -----------
      Total Current Assets                 5,386,596        3,467,541

Property And Equipment, Net               12,211,280       10,883,292
Other Assets
   Deferred loan costs                       137,366          219,992
   Restricted deposits                       426,394               --
   Other deposits                             22,761           29,589
                                         -----------      -----------
      Total Other Assets                     586,521          249,581
                                         -----------      -----------
Total Assets                             $18,184,397      $14,600,414
                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt     $ 9,029,071      $   982,242
   Accounts payable                        2,115,587        2,231,781
   Accrued expenses                          455,984          341,586
   Income taxes payable                       20,240            5,350
                                         -----------      -----------
      Total Current Liabilities           11,620,882        3,560,959

Deferred income taxes                         66,000               --
Long-term debt                               383,991        7,617,427
                                         -----------      -----------
      Total Liabilities                   12,070,873       11,178,386
Stockholders' Equity
   Preferred stock, no par value,
      1,000,000 shares authorized;
      930,741 and 0 shares issued
      and outstanding, respectively        2,094,167               --
   Common stock, no par value,
      9,000,000 shares authorized;
      3,811,698 and 3,649,848 shares
      issued and outstanding,
      respectively                         2,813,460        2,780,756
   Retained earnings                       1,205,897          641,272
                                         -----------      -----------
      Total Stockholders' Equity           6,113,524        3,422,028
                                         -----------      -----------
Total Liabilities And
   Stockholders' Equity                  $18,184,397      $14,600,414
                                         ===========      ===========

See notes to financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME
For the Years Ended March 31, 2006 and 2005

                                              2006          2005
                                          -----------   -----------
Net sales                                 $23,072,647   $18,894,267
Cost of sales                              19,257,184    14,783,553
                                          -----------   -----------
Gross profit                                3,815,463     4,110,714
Selling, general and administrative
   expenses                                 4,269,864     3,931,714
                                          -----------   -----------
Income (loss) from operations                (454,401)      179,000

Other income (expense):
   Interest expense                          (578,183)      (73,374)
   Interest and dividend income                27,551        13,258
   Net loss on marketable securities               --       (22,420)
   Life insurance proceeds                  1,250,000            --
                                          -----------   -----------
      Total other income (expense)            699,368       (82,536)
                                          -----------   -----------
Income before income taxes                    244,967        96,464
Income tax expense (benefit)                 (319,658)       32,936
                                          -----------   -----------
Net income                                    564,625        63,528
Less income allocable as preferred
   stock dividends                             19,633            --
                                          -----------   -----------
Income available to common stockholders   $   544,992   $    63,528
                                          ===========   ===========
Weighted average shares outstanding:
   Basic                                    3,690,175     3,602,896
   Diluted                                  4,965,891     4,008,207
Net income per common share:
   Basic                                  $      0.15   $      0.02
   Diluted                                $      0.11   $      0.02

See notes to financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended March 31, 2006 and 2005

                                                                       Total
                             Preferred     Common      Retained    Stockholders'
                               Stock        Stock      Earnings        Equity
                            ----------   ----------   ----------   -------------
Balance at March 31, 2004   $       --   $2,770,123   $  577,744    $3,347,867

Stock options exercised                      19,600           --        19,600
Costs related to issuance
   of common stock                           (8,967)          --        (8,967)
Net Income                                                63,528        63,528
                            ----------   ----------   ----------    ----------
Balance at March 31, 2005           --    2,780,756      641,272     3,422,028

Stock options exercised                      32,704           --        32,704
Conversion of convertible
   debt and interest         2,094,167           --           --     2,094,167
Net Income                                               564,625       564,625
                            ----------   ----------   ----------    ----------
Balance at March 31, 2006   $2,094,167   $2,813,460   $1,205,897    $6,113,524
                            ==========   ==========   ==========    ==========

Statement of Changes in Stockholders' Equity, Continued:

                              Changes in Shares
                                 Outstanding
                            ---------------------
                            Preferred     Common
                              Stock       Stock
                            ---------   ---------
Balance at March 31, 2004         --    3,588,848

Stock options exercised                    61,000
                             -------    ---------
Balance at March 31, 2005         --    3,649,848

Stock options exercised                   189,350
Stock used in payment for
   options                                (27,500)
Conversion of convertible
   debt and interest         930,741           --
                             -------    ---------
Balance at March 31, 2006    930,741    3,811,698
                             =======    =========

See notes to financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2006 and 2005

                                                     2006          2005
                                                 -----------   -----------
Cash Flows From Operating Activities:
   Net income                                    $   564,625   $    63,528
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                  953,374       521,378
      Deferred taxes                                  85,000       (20,000)
      Life insurance proceeds not used
         in operations                              (580,819)           --
      Unrealized loss on marketable securities            --        14,980
      Provision for doubtful accounts                     --        10,000
      Net value of property and equipment
         written off                                 203,401            --
      Changes in operating assets and
         liabilities:
         Accounts receivable                        (818,208)      541,427
         Inventories                                 348,451      (332,554)
         Refundable income taxes                    (448,578)      (44,787)
         Other assets                                  5,188       383,872
         Accounts payable                           (146,194)      326,608
         Accrued expenses                            208,565      (203,441)
         Income taxes payable                         14,890      (407,650)
                                                 -----------   -----------
Net cash provided by operating activities            389,695       853,361
Cash Flows From Investing Activities:
   Purchase of equipment                          (1,106,695)     (319,735)
   Purchase of new facility improvements          (1,321,787)   (3,889,326)
   Proceeds from the sale of securities                   --       570,052
                                                 -----------   -----------
Net cash used in investing activities             (2,428,482)   (3,639,009)
Cash Flows From Financing Activities:
   Net borrowings on line of credit                1,342,395     1,157,605
   Proceeds from long-term debt                    2,522,450     2,415,992
   Payments on long-term debt                     (1,025,107)   (1,791,600)
   Capitalized cost of financing                          --       (80,882)
   Costs from stock issuance                              --        (8,968)
   Proceeds from the exercise of stock options        32,704        19,600
                                                 -----------   -----------
Net cash provided by financing activities          2,872,442     1,711,747
                                                 -----------   -----------
Net increase (decrease) in cash                      833,655    (1,073,901)
Cash - beginning of period                                --     1,073,901
                                                 -----------   -----------
Cash - end of period                             $   833,655   $        --
                                                 ===========   ===========

- continued -

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS, Continued
For the Years Ended March 31, 2006 and 2005

                                                     2006          2005
                                                 -----------   -----------
Supplemental Disclosures Of Cash
   Flow Information:
      Cash paid for:
         Interest                                $   592,927   $   379,255
         Income taxes                                 39,692       465,960
   Conversion of convertible debt and
      interest to preferred stock                  2,094,167            --

See notes to financial statements.

KAHIKI FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

Note 1: Management's Plan

Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $8,874,441 at March 31, 2006.

The death in July 2005 of Michael Tsao, former Chairman, President, and Chief Executive Officer of Kahiki, caused technical defaults in several of Kahiki's debts. He had personally guaranteed six small debts, and death of a guarantor was a stated default in those loans. In addition, the loss from operations in fiscal 2006 contributed to a failure to meet a financial covenant on debt with KeyBank National Association ("KeyBank").

The defaults are caused by the death of Mr. Tsao (which cannot be cured), by a restriction on capital additions in one debt instrument (which could not be cured, but we paid off that debt instrument subsequent to March 31, 2006), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), by the failure to meet a financial covenant on debt with KeyBank, and/or by our failure to submit in a timely manner certain reports required by the loan documents.

We are in the process of complying with the requirements to file reports. We have requested waivers from all lenders to remove the loans from default status. Our major lenders, KeyBank and the State of Ohio, have given us waivers of defaults that occurred through March 31, 2006. However, because of the continuing defaults on the other debt, and the cross-default clauses in the KeyBank and State of Ohio debts, these waivers are not effective for periods subsequent to March 31, 2006.

We believe that it is possible that some of our lenders will not waive the technical defaults in Kahiki's debt with them. We have prepared the financial statements as if no creditor waived technical defaults, and consequently, we classified all debt in default as a current liability and not as long-term debt.

Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.

We expect capital additions to be considerably less over the next twelve months than in the last twelve months. We also expect that we will have no additional debt, other than capital leases on purchases of specific capital items.

Our efforts at improving product flow within the plant have been initially successful. We expect to continue on these activities. With this effort, we freed up substantial cash from the sale of finished goods. We expect to be able to fund future operations with cash flow from operating activities, although our cash position will remain tight for the foreseeable future. If lenders exercise their rights to accelerate our debt, we may not be able to fund our operations with cash flow from operating activities. Future financing transactions may also include the issuance of common stock from exercise of options or warrants.

Note 2: Summary Of Significant Accounting Policies

Nature And Scope Of Business:

Kahiki manufactures frozen Asian and Pacific Rim foods. Our products include egg rolls, appetizers, single serve entrees, family meal entrees, sauces, and similar products. We sell our products to retail food stores, warehouse clubs, and foodservice outlets. We sell under our own trade names. We also sell under the private labels of several customers. We sell our products mainly in the United States, but we also have outlets in Canada and Mexico.

We operate on a fiscal year ending on March 31. We operate in a single business segment of frozen food manufacturing.

Use Of Estimates:

We use estimates to prepare the financial statements, as required by generally accepted accounting principles in the United States of America. These estimates affect the values that we report in the financial statements and accompanying footnotes for assets, liabilities, revenues, expenses, income, equity, and contingencies. Our actual results could differ from these estimates.

Cash:

We report as cash the amounts on deposit for Kahiki in its bank, plus cash on hand. Reported cash includes any highly liquid investments with a maturity of three months or less, which we consider to be cash equivalents. Our bank balances often exceed FDIC insured limits.

Marketable Trading Securities:

We determine the classification of investments on the date we buy them. We monitor the appropriateness of this classification at each balance sheet date. We held marketable securities during part of fiscal 2005. We classified these as trading securities, held for short-term investment. We carried these investments at market value. When market values changed, we recognized unrealized gains and losses as part of our reported income. We recognized realized gains and losses at disposition of the investments.

Accounts Receivable And Risk Concentrations:

Kahiki's sales are concentrated in a single industry. Kahiki's sales are also concentrated in a few large customers (see Note 12). We do not have long-term contracts with our customers. Generally, Kahiki's customers may stop purchasing its products at any time and with minimal or no notice. We expect customers to continue purchasing from Kahiki because of the quality and taste of our products, and our competitive prices.

We maintain a reserve ($117,115 at March 31, 2006 and $105,979 at March 31,
2005) for approved promotional allowances on receivables.

We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at March 31, 2006 and at March 31, 2005) to record the estimated risk of loss related to our customers' ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.

Inventories:

Kahiki's inventories include perishable fresh poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.

We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at March 31, 2006 and $10,000 at March 31, 2005). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.

Property And Equipment, And Depreciation:

We record our property and equipment at cost, less accumulated depreciation. We estimate the value of depreciation using the straight-line method over the expected useful life of each asset.

Our cost of property and equipment includes the cost of major improvements, new equipment, and, until our building and improvements were completed in fiscal 2006, an amount representing the capitalization of interest during construction. During fiscal 2006 and fiscal 2005, we capitalized $53,000 and $323,000 of interest, respectively. We expense repairs and maintenance of the property and equipment. We use the remaining book value of the property and equipment to determine gain or loss on any disposals.

We depreciate our property and equipment over their estimated useful lives as follows:

Building and improvements   5 to 39 years
Machinery and equipment     5 to 9 years
Furniture and fixtures      3 to 7 years
Vehicles                    5 years

Impairment Of Assets With Long Lives:

We make a review at least annually to determine if there is a reduction in value (an impairment in value) of any property and equipment or other asset with an extended life. Based on those reviews, if circumstances indicate that we will not recover the remaining cost of the asset from its use in future operations, we write down the value of the asset to the value of the discounted cash flows expected to result from the use of the asset or from its eventual disposition.

Deferred Loan Costs:

We defer the costs of obtaining our financing, and record it as an other asset. We use the straight-line method to amortize these costs over the life of the related debt. If we pay off or otherwise terminate the debt, we record as expense all remaining deferred costs related to that debt. In fiscal 2006, we expensed $63,000 of deferred loan costs when the holder of the underlying debt converted it into Preferred Stock (see the Debt and Equity footnotes).

Interest Rate Swap:

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was negligible at March 31, 2005, and was $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000, and was $893,000 at March 31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association ("KeyBank"). KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.

Revenue Recognition:

We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized and there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, and collection of the resulting receivables is reasonably assured. Customers do not have the right to return products unless the products are damaged.

Freight Credits:

We give some customers an invoiced credit for freight. We record such credits as freight costs and include them as part of cost of sales.

Promotional Allowances, Discounts, And Slotting Fees:

We sometimes offer promotions or co-operative advertising or discounts to customers, or pay slotting fees to customers to obtain shelf space in retail locations. We record all such amounts as a decrease in sales in the period we incur them.

Advertising Expense:

We expense advertising costs as we incur them. Our advertising costs were $347,763 for fiscal 2006 and $228,721 for fiscal 2005.

Research And Development:

We expense research and development expenses as we incur them. Our research and development costs were $115,787 in fiscal 2006 and $109,727 in fiscal 2005.

Stock Based Compensation:

Kahiki has a stock option plan under which it may grant options to employees, directors, and outside consultants. In addition, Kahiki has issued other stock options and warrants. For options issued under the plan, Kahiki has elected to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, we do not record expense at the date of grant of options to employees, because Kahiki grants options only with a strike price equal to the market value of the underlying stock on the date of the grant. Our Earnings Per Share and Stock Option footnotes below summarize the effects on income if we were to use more recent accounting pronouncements to value the options. We expense at the date of the grant the fair value of options and warrants that Kahiki grants to consultants.

Our accounting treatment for stock options will change effective April 1, 2006. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share Based Payment ("SFAS 123R"). This pronouncement supersedes the provisions of APB 25. The Securities and Exchange Commission granted temporary relief from the provisions of SFAS 123R, and made it effective for small businesses, like Kahiki, for their first fiscal year beginning after December 15, 2005. For Kahiki, then, SFAS 123R will be effective for Kahiki's fiscal year ending March 31, 2007.

Among other provisions, SFAS 123R requires companies to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We may use either the "modified retrospective" method or the "modified prospective" method in preparing our financial statements. Each is allowed by SFAS 123R. The modified retrospective method permits companies to restate financial statements of previous periods based on the pro forma disclosures made in accordance with SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any modifications or cancellations of existing grants) beginning with the effective date. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.

Income Taxes:

We use the liability method for determining our income taxes. We record current and deferred tax liabilities and assets in accordance with enacted tax laws and rates. We calculate the amounts of deferred tax liabilities and assets at the end of each period using the tax rate expected to be in effect when taxes are actually paid or recovered. We record as expense or income in a period the effects of a change in tax rates in that period. We recognize future tax benefits to the extent that realization of such benefits is more likely than not. We provide deferred income taxes for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, and for certain tax credits that we may carry forward. We use a valuation allowance, if necessary, to reduce deferred tax assets if it is more likely than not that we will not realize some portion or all of the deferred tax assets.

Earnings Per Share:

Kahiki calculates basic earnings per share by dividing net income available for common stockholders by the weighted average number of common shares outstanding during the period. Our diluted earnings per share calculations include adjustments to weighted average outstanding shares for the effects of dilutive common stock equivalents, using the treasury stock method. These calculations assume that all dilutive options, warrants, and preferred stock were converted into common stock. Our stock options and warrants that have an exercise price higher than the current market price are not dilutive.

Reclassifications:

We reclassified certain balances for fiscal 2005 to conform to the presentations we adopted in 2006.

Note 3: Inventories:

Kahiki's inventories at March 31, 2006 and 2005 contained the following:

                                        2006         2005
                                     ----------   ----------
Raw food products                    $  509,947   $  411,718
Frozen work in process                  188,343       80,795
Frozen and packaged finished goods      520,641    1,085,833
Packaging and supplies                  349,603      323,639
Inventory reserve                       (25,000)     (10,000)
                                     ----------   ----------
Total inventories                    $1,543,534   $1,891,985
                                     ==========   ==========

Note 4: Property And Equipment:

Kahiki's property and equipment at March 31, 2006 and 2005 contained the following:

                                    2006          2005
                                -----------   -----------
Land                            $   114,485   $   114,485
Building and improvements        10,198,773     2,499,262
Machinery and equipment           3,311,177     2,323,312
Furniture and fixtures              161,689       115,713
Vehicles                                 --       146,269
Construction in progress                 --     7,665,692
                                 ----------    ----------
                                 13,786,124    12,864,733

Less accumulated depreciation    (1,574,844)   (1,981,441)
                                -----------   -----------
Total property and equipment    $12,211,280   $10,883,292
                                ===========   ===========

In December 2002, we acquired an existing 119,000 square foot building. We renovated and equipped this facility to meet USDA regulations for the manufacture of food products. We completed the renovation and moved all operations into this facility in May 2005. At that date, we reclassified amounts of construction in progress into buildings and improvements, and machinery and equipment. As part of the move from our prior location, and because some of the new equipment installed in the current building replaced worn out equipment, we physically scrapped approximately $857,000 of fully depreciated equipment in May 2005.

We performed a review of our property and equipment in March 2006. This review indicated that several pieces of equipment were no longer useful in Kahiki's operations. We wrote off approximately $188,000 of net book value of the equipment. We will scrap all of the equipment. We determined that the expected sales price of the equipment was negligible, and therefore we reported no remaining asset for this equipment.

Note 5: Other Current Assets And Other Assets:

Kahiki's other current assets at March 31, 2006 and 2005 contained the following:

                                  2006       2005
                                --------   --------
Deposit held by State of Ohio   $184,425   $     --
Current deferred taxes            56,000     75,000
Prepaid insurance                 10,487      6,724
Interest rate swap                18,000         --
Other                             15,403     35,526
                                --------   --------
Total                           $284,315   $117,250
                                ========   ========

On July 22, 2005, Mr. Michael Tsao died. He was Kahiki's founder, Chairman of the Board of Directors, President, and Chief Executive Officer. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki had pledged a total of $750,000 of the insurance as collateral on a loan from the State of Ohio Department of Development ("ODOD"). Kahiki received that amount of proceeds from the life insurance policies, plus interest, in the quarter ended September 30, 2005. We recorded all of those September proceeds as restricted deposits. Kahiki deposited the $750,000 proceeds with a commercial bank acting as trustee for Ohio on Kahiki's ODOD loan. Kahiki received a letter from ODOD indicating that Kahiki could use part of the deposit to make its payments on the ODOD loan from October 2005 to September 2006. ODOD further indicated that the trustee for the ODOD loan will keep the remaining deposit, plus interest, as a reserve to be applied toward the final loan payments (due in 2022). We allocated $368,720 as a restricted deposit in other current assets, and the remainder as a non-current restricted deposit held in other assets. We used $184,295 of the restricted current deposit to make payments on the ODOD loan from October 2005 through March 2006. Our other current assets at March 31, 2006 include a remaining $184,425 portion of the restricted deposit, representing payments due on the loan from April 2006 through September 30, 2006. Our "Restricted deposits" in Other Assets on the accompanying March 31, 2006 balance sheet include $396,394 for the long-term restricted deposit plus accumulated interest. Kahiki received an additional $500,000 of life insurance proceeds on Mr. Tsao, plus interest, in the quarter ended December 31, 2005. Kahiki had no restrictions on the use of those funds, and we used those December proceeds in our operations. We included all $1,250,000 of life insurance proceeds, plus interest, in other income in the accompanying statement of income for the year ended March 31, 2006. On the accompanying statement of cash flows for the year ended March 31, 2006, we adjusted "Net cash provided by (used in) operating activities" for the effects of the restricted deposits from the September life insurance proceeds that we were not able to use in operations or use to pay down the ODOD loan.

Our "Restricted deposits" in Other Assets on the accompanying March 31, 2006 balance sheet also includes a certificate of deposit from a commercial bank in the amount of $30,000. We pledged this certificate of deposit as additional collateral on a loan that is due in October 2009. The remaining balance on this loan at March 31, 2006 is $78,929, and we are in default of certain of its provisions at that date. We receive monthly interest on the certificate of deposit at an annual rate of 5 1/4%. The certificate of deposit matures in March 2007 but must be renewed.

Note 6: Notes Payable And Long-Term Debt:

We treat all capital leases as notes payable and debt. Kahiki's notes payable and long-term debt at March 31, 2006 and 2005 contained the following:

                                             2006         2005
                                         -----------   ----------
Capital leases and loans for
   the purchase of equipment:
Capital leases of equipment              $   383,418   $  236,088
Capital leases of equipment,
   in default in 2006                        186,792      298,532
Loans payable, in default in 2006            229,088      315,789
Capital leases and loans for
   the purchase of land and buildings:
Capital lease of land                         60,372       77,783
ODOD loan, in default in 2006              3,850,000    3,993,333

Unsecured borrowings:
Loan payable                                  94,831      143,352
Note payable to Mrs. Alice Tsao, a
   related party, in default in 2006         120,000      150,000
Note payable to Townsends, Inc.,
   a related party                                --    1,000,000
KeyBank financing:
Term loan, in default in 2006              1,988,561    1,227,187
Revolver loan, in default in 2006          2,500,000    1,157,605
                                         -----------   ----------
Total debt                                 9,413,062    8,599,669
Less current portion                      (9,029,071)    (982,242)
                                         -----------   ----------
Long-term debt                           $   383,991   $7,617,427
                                         ===========   ==========

Most of our debt instruments include financial and other covenants that we must meet. We were not in technical compliance with all covenants in 15 of our 22 financial and debt instruments at March 31, 2006. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights.

Kahiki is current in all required payments of principal and interest on all our debt. The defaults, as noted individually below and with the sole exception of KeyBank (see below), are caused by the death of Mr. Tsao (which cannot be cured), by a restriction on capital additions in one debt instrument (which cannot be cured), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), and/or by our failure to submit in a timely manner certain reports required by the loan documents. We are in the process of complying with the requirements to file reports. We have requested waivers from all lenders to remove the loans from default status. Total debt in default was $8,874,441 at March 31, 2006.

Our debt is collateralized by all of our property and equipment, receivables, inventory, cash, a certificate of deposit, short- and long-term deposits with ODOD, a letter of credit, and personal guarantees of our Chairwoman. In addition, Kahiki's debt to Mrs. Tsao is subordinated to some of its other debt.

We use rates that are currently available from lenders, and rates on debt with similar terms and maturities, to estimate the fair value of our debt. Based on our estimates, the carrying value of Kahiki's debt approximates the fair value of the debt.

The following discussion summarizes the terms on each of Kahiki's loans.

Kahiki's seven capital leases of equipment at March 31, 2006 (eight at March 31, 2005) are with commercial lenders. These notes are not in default. They have interest rates ranging from 4.8% to 9.0%. They require monthly payments of principal and interest of approximately $21,000 and mature at various dates through November 2011.

Kahiki's two capital leases of equipment, in default at March 31, 2006 (two at March 31, 2005) are with a commercial bank. The defaults arose from the death of Mr. Tsao, who had guaranteed the loans, cross-default clauses in the debt instruments, and from non-compliance with several covenants requiring the submission of periodic reports. The remaining loans have interest rates of 6.2% and 7.6%. They require monthly payments of principal and interest of approximately $11,000 and mature in June and December 2007. Mrs. Tsao has also personally guaranteed these notes. These notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

Kahiki's four loans payable, in default at March 31, 2006 (four at March 31, 2005) are with governmental development agencies. The defaults arose from the death of Mr. Tsao, who had guaranteed the loans, cross-default clauses in the debt instruments, and from non-compliance with several covenants requiring the submission of periodic reports. One loan also restricts any capital additions. They have interest rates ranging from 2.8% to 7.0%. They require monthly payments of principal and interest of approximately $8,000 and mature at various dates through October 2009. One of them requires a balloon payment of approximately $45,000 in December 2007. Mrs. Tsao has personally guaranteed these notes. These notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

Kahiki leases its land under a capital lease with the city of Gahanna, Ohio. At the end of the lease, Kahiki will purchase the land for $100. The lease has an interest rate of 4.3%. It requires monthly payments of principal and interest of approximately $2,000 and matures in June 2009.

Kahiki's loan payable to ODOD is in default because of a cross-default clause with other debt, as well as technical defaults in meeting some of its financial reporting provisions. It has interest rates ranging from 4.6% on principal due by November 2010 to 5.9% on principal due in November 2022. It requires monthly payments of principal and interest of approximately $31,000 and matures in November 2022.

Kahiki's unsecured loan payable has an interest rate of 4.3%. It requires monthly payments of principal and interest of approximately $5,000 and matures in June 2009.

Kahiki's unsecured loan payable to Mrs. Tsao, a related party, is in default. The loan was due, after an extension, in February 2006. It has an interest rate of prime plus 2% (equivalent to 9.75% at March 31, 2006), payable monthly. Kahiki is making monthly payments of principal of $10,000 on this loan.

In December 2004, we entered into a $2,000,000 convertible note agreement with Townsends, Inc., a Delaware corporation, and we received $1,000,000 of proceeds at that time. (See also the Related Party Transaction footnote.) In June 2005, we received an additional $1,000,000 under this agreement. The notes had interest at 5%. In February 2006, Townsends, Inc. converted the principal of these notes, and accrued interest of $94,167, into 930,741 shares of Kahiki's no par value Series A Convertible Preferred Shares. The conversion price was $2.25 per share. (See also the Stockholders' Equity footnote.)

In December 2004, we entered into a $2,227,187 term loan agreement with KeyBank, and we received $1,228,187 at that time. In June 2005, we received an additional $1,000,000 under this agreement. The term debt with KeyBank has interest at LIBOR plus 2.5% (7.25% at March 31, 2006) and is due in June 2012. Kahiki makes monthly payments of approximately $27,000 of principal, plus interest on the term debt.

On June 1, 2004, we entered into an agreement with KeyBank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 40% of eligible inventory. We used this line to pay off a pre-existing $1,100,000 line, and to provide working capital. At March 31, 2006, we borrowed the maximum under this line. The revolver has interest at LIBOR plus 2.0% (7.0% at March 31, 2006) and is due in May 2007.

Kahiki's term and revolver loans payable to KeyBank are in default. For its fiscal year ended March 31, 2006, Kahiki failed its fixed charge ratio covenant in its debt and financial instruments with KeyBank. In addition, the KeyBank indebtedness has cross-default clauses with other debt. Kahiki has technical defaults in meeting some of the other financial reporting provisions as well. The defaulted instruments with KeyBank include Kahiki's interest rate swap agreement and its agreement underlying the required letter of credit in favor of the State of Ohio under the ODOD loan. Because of the defaults, KeyBank may rescind Kahiki's ability to make periodic draws under the revolver loan. The term and revolver notes are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default.

We have requested waivers of defaults from all lenders. To the extent that Kahiki's lenders have not waived the defaults, we classified all loans with technical defaults as current liabilities at March 31, 2006. We are actively trying to clear all of these defaults.

If lenders accelerate payments on defaulted debt, all debt not currently in default would become in default, and all debt would be due immediately. The table below shows the required amortization of Kahiki's debt in each of the next five fiscal years assuming that Kahiki pays off the debt under its original terms:

Fiscal 2007   $  945,712
Fiscal 2008    3,277,019
Fiscal 2009      606,430
Fiscal 2010      580,617
Fiscal 2011      573,477
Thereafter     3,429,807
              ----------
Total debt    $9,413,062
              ==========

In August 2004, Kahiki and KeyBank entered into a letter of credit agreement for a standby letter of credit in the amount of $418,000. Kahiki is contingently liable under this standby letter of credit. The agreement has an annual fee equal to 1% of the commitment. ODOD is the beneficiary. The letter of credit expires in August 2009, but has to be renewed because ODOD requires Kahiki to provide the letter of credit as additional collateral on the ODOD loan until loan expiration in November 2022.

Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki's loans, including, for Mr. Tsao, the ODOD loan. At March 31, 2005, these guarantees totaled $4,648,000 on ten loans. ODOD released the guarantee from Mr. Tsao and from his estate in October 2005. At March 31, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao's estate, total $416,000 on six loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

Note 7: Related Party Transactions

In December 2005, Kahiki wrote down the value of two company-owned vehicles to their remaining market value. The combined market values were slightly less than the remaining principal balance of the loans on the two vehicles. Kahiki then transferred ownership of the two vehicles to Alice Tsao, Chairwoman of the Board of Kahiki. Mrs. Tsao also took over the remaining principal balance on loans on the two vehicles, and traded in both vehicles on a new personal vehicle. Kahiki reimbursed Mrs. Tsao for the difference between the market value and the amount of the remaining loans on the vehicles.

In 2002, Mrs. Tsao loaned Kahiki $150,000. It is unsecured, and was originally due in February 2005. Mrs. Tsao extended the loan to February 2006. It is now due. The loan is subordinated to some of Kahiki's other debt. We reached an agreement with Mrs. Tsao under which Kahiki is making monthly payments of principal of $10,000 on this loan. We expect to pay it off in March 2007.

In December 2004 ($1,000,000) and in June 2005 ($1,000,000), Kahiki received loans from Townsends, Inc. ("Townsends") under a convertible promissory note agreement. Mr. Charles Dix, a Director of Kahiki, is President of Townsends. (See also the Stockholders' Equity footnote.) In December 2004, Kahiki also entered into a poultry purchase agreement with Townsends and a finished product co-pack and storage agreement with Townsends.

The poultry purchase agreement with Townsends requires Kahiki to purchase chicken from Townsends each week at market prices less $0.09 per pound, with a minimum price of $1.21 per pound and a maximum price of $1.81 per pound. Kahiki's purchases can vary from 20,000 pounds per week to 40,000 pounds per week but must average at least 30,000 pounds per week, measured quarterly. This is a take-or-pay contract. Kahiki maintains average purchases at the required level. We expect to be able to use the required average purchases in our weekly production. The contract extends to December 2007. Either Kahiki or Townsends may cancel the contract with one year's notice. Kahiki purchased $2,443,000 and $1,856,000 of chicken from Townsends in the fiscal years ended March 31, 2006 and 2005, respectively. Kahiki had a payable to Townsends of $73,000 and $43,000 at March 31, 2006 and 2005, respectively.

Kahiki also maintains a co-pack agreement with Townsends. Under that agreement, Townsends may order and Kahiki must supply certain levels of product, made to Townsends' specifications and packaged under Townsends' private label for sale to food service operations. Kahiki's selling price to Townsends is limited by the contract to Kahiki's inventory cost plus a stated markup percentage. The contract extends to December 2007. Either Townsends or Kahiki may cancel the contract with thirteen months notice. Under this agreement, Kahiki sold $577,000 and $0 of its products to Townsends in the fiscal years ended March 31, 2006 and 2005, respectively. Kahiki had a receivable from Townsends of $144,000 and $0 at March 31, 2006 and 2005, respectively.

In April 2006, Kahiki purchased a fryer and related equipment from Townsends for $100,000. Kahiki will use the fryer in its operations. Kahiki is paying for the fryer at $20,000 per month from April through August 2006.

Kahiki's Board of Directors determined that the terms of the related party transactions were commercially reasonable based on available data at the dates of each of them. In particular, the Board of Directors considered the interest rates and payment terms of the Notes, the discount from market prices on chicken, and the then current market price of Kahiki's stock relating to the conversion privilege on the debt with Townsends.

Note 8: Payables

At March 31, 2006, Kahiki had $276,000 of accounts payable over 90 days old. Of these, $263,586 related to disputed costs with one contractor on the new facility.

We contracted with a lender to advance the funds needed to have a supplier build a new piece of equipment for Kahiki. After completion of the equipment, Kahiki would lease the equipment under a capital lease. The lender advanced $61,172 to the supplier as the initial deposit on the equipment. The supplier declared bankruptcy before the equipment could be completed. The bankruptcy estate of the supplier was unable to accept the contract in time to complete the equipment to meet Kahiki's needs. Kahiki recorded the amounts advanced by the lender as a payable to the lender. Kahiki expensed the deposit and will repay the lender.

Note 9: Accrued Liabilities:

Kahiki's accrued liabilities at March 31, 2006 and 2005 contained the following:

                                 2006       2005
                               --------   --------
Payroll and related accruals   $312,692   $230,894
Interest                         61,206     17,663
Property taxes                   81,907     88,932
Other                               179      4,097
                               --------   --------
Total                          $455,984   $341,586
                               ========   ========

Note 10: Stockholders' Equity:

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 10,000,000 shares of capital stock, consisting of 1,000,000 Series A Convertible Preferred Shares without par value ("Preferred Shares"), and 9,000,000 Common Shares without par value.

Series A Convertible Preferred Shares:

The Preferred Shares provide for cumulative annual dividends at an annual rate of $0.1125 per share. The holders of Preferred Shares can convert them into Common Shares on a share for share basis (subject to anti-dilution rights). The Preferred Shares have a liquidation preference of 1.5 times the invested amount and entitle the class to elect up to two members of our Board of Directors. In February 2006, Townsends acquired 930,741 Preferred Shares upon conversion of $2,000,000 aggregate principal amount of notes and $94,167 of accrued interest. The conversion price was $2.25 per Preferred Share. At March 31, 2006, Kahiki has 930,741 Preferred Shares outstanding. Mr. Charles Dix, President of Townsends, is a member of the Board of Directors of Kahiki. Townsends has not exercised its right to elect a second member to the Board of Directors.

Common Shares:

As of March 31, 2006, Kahiki has 3,811,698 Common Shares outstanding. In addition, we have reserved 2,111,841 Common Shares for the conversion of currently outstanding Preferred Shares (930,741), warrants (618,234) and options (562,866), and we have reserved 186,450 Common Shares for the conversion of the remaining options which Kahiki may grant under its option plan.

Kahiki has never paid cash dividends on any class of stock. Our ability to pay dividends will depend upon our future earnings and net worth. Also, some of our debt agreements restrict our ability to declare dividends.

Registration Statement:

On February 27, 2004, Kahiki closed a private offering of securities with Barron Partners LP. We agreed to file and maintain a registration statement to register the shares sold to Barron Partners LP, as well as to register the warrants and options that were issued as part of the transaction. We have also agreed to indemnify, in certain circumstances, Barron Partners LP, any underwriters that participate in the distribution of the shares and certain control and other persons related to the foregoing persons against certain liabilities, including liabilities under the Securities Act. Barron Partners LP has agreed to indemnify us, as well as certain related persons, in certain circumstances against certain liabilities, including liabilities under the Securities Act. We will pay all the fees and expenses incident to the registration of the securities, other than underwriting discounts and commissions, if any, which are to be paid by the selling shareholders. We have agreed with Barron Partners LP to keep the registration statement effective until the shares being offered may be sold without registration or restriction pursuant to Rule 144(k), or if earlier, until their distribution of shares has been completed.

Kahiki and Townsends also entered into a Registration Rights Agreement. Under this agreement, Kahiki agreed to file a registration statement with the U.S. Securities and Exchange Commission on demand by Townsends between December 21, 2005 and December 20, 2009, for the purpose of registering the resale of Common Shares into which the Preferred Shares may be converted.

Kahiki has an active registration statement covering these transactions, and certain other Kahiki Common Shares, with a prospectus date of September 29, 2005. This prospectus relates to the resale of up to 4,938,048 of our Common Shares by the selling shareholders listed in the prospectus. The selling shareholders will receive all of the proceeds from the sale of Common Shares under the prospectus. Of these shares, 1,378,700 shares are issuable upon the exercise of warrants or options. We will receive the proceeds from any cash exercise of the warrants and options by the selling shareholders. Selling shareholders may sell at prevailing market prices or at prices negotiated at the time of sale. Kahiki paid all expenses of registering the securities.

Note 11: Stock Options:

In July, 2001, the Shareholders adopted and approved Kahiki's 2001 Non Qualified and Incentive Stock Option Plan ("Plan"). The Plan allows issuance of options to purchase up to 600,000 Common Shares. Option holders have exercised a total of 111,350 options through March 31, 2006. The Plan has 302,200 options outstanding at that date. The Plan has 186,450 remaining authorized but unissued options at that date. In addition to options granted under the plan, Kahiki granted options outside the Plan provisions prior to fiscal 2005. Our outstanding options outside the Plan total 260,666 at March 31, 2006. We show a reconciliation of Plan and non-Plan options below.

The Board of Directors may grant options under the Plan either: (1) intended to constitute incentive stock options ("ISO's") under the Internal Revenue Code of 1986, or (2) non qualified options under the Code. We can grant ISO's under the Plan to employees and officers of Kahiki. We can grant non qualified options to consultants, directors (whether or not they are employees), employees or officers of Kahiki. Kahiki's Board of Directors administers the Plan. The Board, within the limitations of the plan, determines the persons to whom options and awards may be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISO's, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise.

We may not grant ISO's under the Plan at a price less than the fair market value of the Common Shares on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of Kahiki). We may not grant options to an employee if the aggregate fair market value of shares for which ISO's granted to that employee and which are exercisable for the first time by such employee during any calendar year exceeds $100,000. We may not grant non qualified options under the Plan at a price less than the greater of:
(1) the book value of share of common stock as of the end of the fiscal year immediately preceding the date of such grant, or (2) 85% of the fair market value of the common shares on the date of grant. Our options granted under the Plan expire not more than 10 years from the date of the grant (5 years in the case of ISO's granted to persons holding 10% or more of the voting securities of Kahiki). An optionee may not transfer options granted under the Plan during the optionee's lifetime but may transfer the options at death by will or by the laws of descent and distribution. Options terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant.

As part of the registration statement provisions, we will not grant options and warrants to officers, directors, employees, 5% shareholders or affiliates for a one year period following the date of the registration statement (until September 29, 2006).

On August 9, 2004, we issued options to purchase 2,000 common shares each at an exercise price of $3.40 per share (the then current market price) to Dr. Winston Bash, Mr. Bob Binsky, and Mr. Charles Dix (each a director); 3,000 common shares each at an exercise price of $3.40 per share to Mr. Bradford Sprague and Mr. R.L. Richards (each a director and the chairmen of the Compensation Committee and Strategy Committee, respectively); and 4,000 common shares at an exercise price of $3.40 per share to Dr. Allen Proctor (a director and chairman of the Audit Committee). They may exercise these options at any time through August 8, 2009. We recorded no compensation expense under the provisions of APB 25 as the options were issued at market price.

If we had determined compensation costs for our options based on their fair value at their grant dates consistent with the methodology in SFAS 123R, our reported net income and earnings per share would change as indicated below for the fiscal years ended March 31, 2006 and 2005:

                                     2006       2005
                                   --------   -------
Net income available to common
   stockholders, as reported       $544,992   $63,528
Total stock-based compensation
   expense determined under fair
   value based methods for all
   awards, net of tax benefit        55,030    62,369
                                   --------   -------
Net income available to common
   stockholders, as adjusted       $489,962   $ 1,159
                                   ========   =======

Basic earnings per share:
   As reported                     $   0.15   $  0.02
   As adjusted                         0.13      0.00

Diluted earnings per share:
   As reported                     $   0.11   $  0.02
   As adjusted                         0.10      0.00

We estimated fair value at the date of grant by using the Black-Scholes option-pricing model with the following weighted average assumptions for options issued in fiscal 2005 (we issued no options in fiscal 2006):

Dividend yield                 0%
Expected volatility        124.7%
Risk-free interest rate      4.2%
Expected lives, in years       5

Kahiki's stock options issued under the Plan are summarized as follows for the fiscal years ended March 31, 2006 and 2005:

                                                  Weighted Average
                                        Options    Exercise Price
                                        -------   ----------------
Balance outstanding at April 1, 2004    406,800         $0.48
Issued                                   51,000         $3.30
Exercised                               (27,000)        $0.35
Cancelled or expired                    (26,000)        $0.74
                                        -------
Balance outstanding at March 31, 2005   404,800         $0.83
Issued                                       --            --
Exercised                               (63,350)        $0.36
Cancelled or expired                    (39,250)        $2.31
                                        -------
Balance outstanding at March 31, 2006   302,200         $0.74
                                        =======
Exercisable April 1, 2004               244,800         $0.42
Exercisable March 31, 2005              271,133         $0.62
Exercisable March 31, 2006              255,450         $0.70

Kahiki's stock options issued outside the Plan are summarized as follows for the fiscal years ended March 31, 2006 and 2005:

                                                   Weighted Average
                                         Options    Exercise Price
                                        --------   ----------------
Balance outstanding at April 1, 2004     416,666         $0.55
Issued                                        --            --
Exercised                                (30,000)        $0.17
Cancelled or expired                          --            --
                                        --------
Balance outstanding at March 31, 2005    386,666         $0.58
Issued                                        --            --
Exercised                               (126,000)        $0.41
Cancelled or expired                          --            --
                                        --------
Balance outstanding at March 31, 2006    260,666         $0.67
                                        ========
Exercisable April 1, 2004                356,666         $0.62
Exercisable March 31, 2005               386,666         $0.58
Exercisable March 31, 2006               260,666         $0.67

In fiscal 2006, one optionee used 27,500 Common Shares in payment for the exercise of 66,000 options issued outside the Plan, as allowed by the options.

Kahiki's stock options under the Plan at March 31, 2006 had a range of exercise prices from $0.22 to $3.40, and a weighted average remaining contractual life of
2.3 years. Kahiki's stock options not under the Plan at March 31, 2006 had a range of exercise prices from $0.17 to $1.80, and a weighted average remaining contractual life of 2.6 years.

Note 12: Common Stock Warrants

On February 27, 2004, Kahiki closed on a private offering of Common Shares and Common Stock Warrants sold to Barron Partners LP. Kahiki issued 588,235 Common Shares and received $1,000,000, which we used for working capital. In addition, as part of the transaction, we issued and paid the following:

Warrants to purchase Common Shares:

To Barron Partners LP   294,117 warrants at $2.25 per share
To Barron Partners LP   294,117 warrants at $3.00 per share
To three consultants     30,000 warrants at $2.25 per share

Options (outside the Plan, see Stock Option footnote) to purchase Common Shares:

To Mr. Bob Binsky, a consultant who was also a member of Kahiki's Board of Directors at the time 80,000 options at $1.80 per share

Cash:

To two consultants   $80,000
To Mr. Bob Binsky    $55,000
Legal and other      $11,807, of which we paid $8,967 in early fiscal 2005.

We recorded the costs of issuance as part of the value of common stock in the accompanying financial statements.

All the warrants were immediately exercisable and they expire in February 2009. The warrants held by Barron Partners LP have a cashless exercise feature. If Kahiki's stock price exceeds the strike price of the warrants, Barron Partners LP may receive a proportionate amount of Common Shares without Kahiki receiving any cash in payment. All warrants contain normal anti-dilution features, and we will adjust the number of shares to be received upon exercise, and the exercise price, if Kahiki has a corporate reorganization, restructuring, share dividend or other corporate action, to maintain the rights of the warrant holders substantially as if such action had not occurred.

Note 13: Customer Concentrations

Kahiki's reported net sales for the fiscal years ending March 31, 2006 and 2005 contained the following:

                                   2006          2005
                               -----------   -----------
Gross sales                    $24,862,318   $20,626,498
Allowances:
Returns and allowances             129,633        73,153
Slotting fees and free goods       443,113       695,406
Promotions                         997,165       285,604
Discounts and other                219,760       678,068
                               -----------   -----------
Total allowances                 1,789,671     1,732,231
                               -----------   -----------
Net sales                      $23,072,647   $18,894,267
                               ===========   ===========

This table shows the percent of gross sales to our largest customers for the fiscal years ending March 31, 2006 and 2005:

                          2006   2005
                          ----   ----
Wal-Mart and Sam's Club    29%    19%
Costco                      5%    25%

We had no other customer who accounted for more than 10% of our sales in either year.

We exported to Canada and Mexico a total of $856,000 in fiscal 2006 and $420,000 in fiscal 2005.

We sell some products directly to our customers. We sell other products through a network of brokers. We expense brokers' commissions and report them in selling, general and administrative expenses on the accompanying income statements.

Note 14: Operating Lease Commitments

We leased a manufacturing facility until we moved into our new facility in fiscal 2006. We accounted for this building lease as an operating lease. We rent off-site cold storage facilities in Ohio, Indiana, Florida, and California on a month-to-month basis. We also lease various pieces of equipment under operating leases which expire at various dates through 2008. Our lease expense was $106,000 in fiscal 2006 and $338,397 in fiscal 2005.

Kahiki's future annual minimum lease commitments as of March 31, 2006 are as follows:

Fiscal 2007   $19,276
Fiscal 2008     7,525
              -------
Total         $26,801
              =======

Note 15: Kahiki Foods, Inc. 401-k Plan:

Kahiki maintains its Kahiki Foods, Inc. 401-k Plan (the "Plan") retirement savings plan for its employees. Kahiki makes matching contributions at the level of 25% of the first 6% contributed to the Plan by its employees (we raised this to 40% of the first 6% as of April 1, 2006). Kahiki's matching portion amounted to $17,000 in fiscal 2006 and $15,000 in fiscal 2005.

Note 16: Income Taxes

Our tax provision (benefit) for the fiscal years ending March 31, 2006 and 2005 contained the following:

                           2006       2005
                        ---------   --------
Current federal taxes   $(423,658)  $ 43,936
Current state taxes        19,000      9,000
Deferred taxes             85,000    (20,000)
                        ---------   --------
Total                   $(319,658)  $ 32,936
                        =========   ========

Our deferred tax assets and liabilities arise from differences between the timing of income and expense on our records and the related reporting of those items as taxable income or tax deductions for the following:

                                          2006       2005
                                       ---------   --------
Deferred tax asset:
Inventories                            $  10,000   $ 10,000
Accrued payroll and related items         27,000     20,000
Bad debt reserves                         12,000     10,000
Capital losses carried forward                --     57,000
Depreciation                                  --    (10,000)
Other                                      7,000    (12,000)
                                       ---------   --------
Total deferred tax asset               $  56,000   $ 75,000
                                       =========   ========

Deferred tax liability:
Depreciation                           $ 374,000   $     --
Capital losses carried forward           (61,000)        --
Net operating losses carried forward    (229,000)        --
Other                                    (18,000)        --
                                       ---------   --------
Total deferred tax liability           $  66,000   $     --
                                       =========   ========

Our effective tax rate is substantially different from the federal statutory rate principally because life insurance proceeds we recorded in fiscal 2006 are not taxable, and because of state tax expenses in both fiscal 2006 and 2005. We show the effect of this in the following table:

                                           2006       2005
                                        ---------   -------
Tax expense at federal statutory rate
   of 34%                               $  83,289   $32,798
Non taxable insurance proceeds           (419,070)       --
State and local tax expense                 8,019     5,940
IRS tax audit adjustments                  34,342        --
Surtax and other rate differences         (26,238)   (5,802)
                                        ---------   -------
Reported tax (benefit)                  $(319,658)  $32,936
                                        =========   =======

Note 17: Earnings Per Share:

We calculated our earnings per share using the following values for the fiscal years ending March 31, 2006 and 2005:

                                       2006         2005
                                    ----------   ----------
Basic earnings per share:
Numerator - income available
   to common shareholders           $  544,992   $   63,528
Denominator:
   Weighted average outstanding
      Common Shares                  3,690,175    3,602,896
Basic earnings per share            $     0.15   $     0.02
Diluted earnings per share:
Numerator - net income              $  564,625   $   63,528
Denominator:
   Weighted average outstanding
      Common Shares                  3,690,175    3,602,896
  Effect of dilutive options           344,975      405,311
  Dilutive Preferred Shares            930,741           --
                                    ----------   ----------
      Total shares in denominator    4,965,891    4,008,207
Diluted earnings per share          $     0.11   $     0.02

Note 18: Reclassifications Of Financial Statement Amounts:

We reclassified or corrected certain amounts in the balance sheets and statements of cash flows as of and for the year ended March 31, 2005.

1. We amended the balance sheet as of March 31, 2005 to show a $10,568 net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset.

2. We transferred the $105,979 reserve for promotional activity from accrued expenses to an offset to accounts receivable.

3. We amended the reported value of machinery and equipment as of March 31, 2005 by $1 to correct for rounding errors.

4. We corrected disclosure of new borrowings of debt and of payments of debt in the accompanying statement of cash flows for the year ended March 31, 2005. There was no change in total cash flows from financing activities from this correction.

5. We combined other debt proceeds and payments with similar items in the accompanying statement of cash flows for the year ended March 31, 2005. These adjustments also changed numerous subtotals and totals on the balance sheet and in the statement of cash flows. All of these are changes in disclosure. This table shows the original amount and the revised amount for each such item. The changes are keyed to the numbers identified in the paragraphs immediately above.

                                                Revised       Original
                                        Key      Amount        Amount
                                        ---   -----------   -----------
Balance sheet for March 31, 2005:
Cash                                      1   $        --   $   (10,568)
Accounts receivable, net                  2     1,413,519     1,519,498
Total current assets                    1,2     3,467,541     3,562,952
Machinery & equipment                     3     2,323,311     2,323,312
Net property & equipment                  3    10,883,292    10,883,293
TOTAL ASSETS                            1,2    14,600,414    14,695,825

Accounts payable                          1     2,231,781     2,221,213
Accrued expenses                          2       341,586       447,565
Total current liabilities               1,2     3,560,959     3,656,370
Total Liabilities                       1,2    11,178,386    11,273,797
TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                            1,2    14,600,414    14,695,825

Statement of cash flows for
   year ended March 31, 2005:
CASH FLOWS FROM OPERATING ACTIVITIES:
   Accounts receivable                    2   $   541,427   $   435,448
   Accounts payable                       1       326,608       316,040
   Accrued expenses                       2      (203,441)      (97,462)
      Net cash provided by operating
         activities                       1       853,361       842,793

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit       4     1,157,605       157,605
   Proceeds from long-term debt         4,5     2,415,992     1,275,992
   Proceeds from related party debt       5            --     1,000,000
   Payments on long-term debt           4,5    (1,791,600)     (502,387)
   Payments on bond obligation            5            --      (149,213)

Net increase (decrease) in cash           1    (1,073,901)   (1,084,469)