Form 10QSB
period 2006-06-30
KAHIKI FOODS INC
filed 2006-08-14
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from -

Commission file number - 333-113925

                               Kahiki Foods, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,831,698 Common Shares and 930,741 Series A Convertible Preferred Shares as of August 4, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                               KAHIKI FOODS, INC.

                                      INDEX

                                                                      PAGE
                                                                      ----
PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            4
     -    Balance Sheets as of June 30, 2006 (Unaudited) and
            March 31, 2006
     -    Statements of Income (Unaudited) for the Three Months
            Ended June 30, 2006 and 2005
     -    Statements of Cash Flows (Unaudited) for the Three
            Months Ended June 30, 2006 and 2005
     -    Notes to Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation      21

Item 3.  Controls and Procedures                                        28

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    29

Item 3.  Defaults upon Senior Securities                                29

Item 4.  Submission of Matters to a Vote of Security Holders            29

Item 5.  Other Information                                              29

Item 6.  Exhibits and Reports on Form 8-K                               29

Signatures                                                              30

Index to Exhibits                                                       31

Exhibits                                                                34

PART I - FINANCIAL INFORMATION     ITEM 1.    FINANCIAL STATEMENTS

KAHIKI FOODS, INC.
BALANCE SHEETS

                                            June 30, 2006
                                             (unaudited)   March 31, 2006
                                            -------------  --------------
ASSETS
Current Assets
  Cash                                      $           -  $      833,655
  Accounts receivable, net                      1,955,870       2,231,727
  Inventories                                   1,639,262       1,543,534
  Refundable income taxes                         492,760         493,365
  Other current assets                            204,816         284,315
                                            -------------  --------------
    Total Current Assets                        4,292,708       5,386,596

Property And Equipment, Net                    12,129,027      12,211,280

Other Assets
  Deferred loan costs                             134,934         137,366
  Restricted deposits                             429,961         426,394
  Other deposits                                   20,114          22,761
                                            -------------  --------------
    Total Other Assets                            585,009         586,521
                                            -------------  --------------
Total Assets                                $  17,006,744  $   18,184,397
                                            =============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt         $   7,863,785  $    9,029,071
  Accounts payable                              2,288,256       2,115,587
  Accrued expenses                                384,499         455,984
  Income taxes payable                                  -          20,240
                                            -------------  --------------
    Total Current Liabilities                  10,536,540      11,620,882
Deferred income taxes                              66,000          66,000
Long-term debt                                    349,057         383,991
                                            -------------  --------------
    Total Liabilities                          10,951,597      12,070,873
Stockholders' Equity
  Preferred stock, no par value, 1,000,000
   shares authorized; 930,741 and 930,741
   shares issued and outstanding,
   respectively                                 2,094,167       2,094,167
  Common stock, no par value, 9,000,000
   shares authorized; 3,811,698 and
   3,811,698 shares issued and
   outstanding, respectively                    2,820,954       2,813,460
  Retained earnings                             1,140,026       1,205,897
                                            -------------  --------------
    Total Stockholders' Equity                  6,055,147       6,113,524
                                            -------------  --------------
Total Liabilities And
  Stockholders' Equity                      $  17,006,744  $   18,184,397
                                            =============  ==============

See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended June 30,
                                          2006           2005
                                      ------------   -------------
Net sales                             $  6,057,323   $   5,098,006

Cost of sales                            4,793,307       4,288,653
                                      ------------   -------------
Gross profit                             1,264,016         809,353

Selling, general and administrative
 expenses                                1,255,576         958,275
                                      ------------   -------------
Income (loss) from operations                8,440        (148,922)

Other income (expense):
  Interest expense                        (129,792)        (71,860)
  Interest and other income                  5,481             388
                                      ------------   -------------
    Total other income (expense)          (124,311)        (71,472)
                                      ------------   -------------
Income (loss) before income taxes         (115,871)       (220,394)

Income tax expense (benefit)               (50,000)              -
                                      ------------   -------------
Net income (loss)                          (65,871)       (220,394)

Less income allocable as preferred
 stock dividends                            26,178               -
                                      ------------   -------------
Income (loss) available
 to common stockholders               $    (92,049)  $    (220,394)
                                      ============   =============

Weighted average shares outstanding:
  Basic                                  3,811,698       3,661,261
  Diluted                                5,104,678       4,045,827

Net income (loss) per common share:
  Basic                               $      (0.02)  $       (0.06)
  Diluted                             $      (0.01)  $       (0.05)

See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended June 30,
                                                 2006            2005
                                             ------------    -------------
Cash Flows From Operating Activities:
 Net income (loss)                           $    (65,871)   $    (220,394)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                  239,898          179,270
   Life insurance proceeds deposits                92,402                -
   Net value of property and equipment
    written off                                         -            1,263
   Compensation expense from stock options          7,494                -
   Changes in operating assets and
    liabilities:
     Accounts receivable                          275,857         (502,754)
     Inventories                                  (95,728)         262,446
     Refundable income taxes                          605            5,289
     Other assets                                 (13,823)          (2,196)
     Accounts payable                             172,669          (15,522)
     Accrued expenses                             (71,485)         (58,488)
     Income taxes payable                         (20,240)          (5,350)
                                             ------------    -------------
Net cash provided by (used in)
 operating activities                             521,778         (356,436)

Cash Flows From Investing Activities:
 Purchase of equipment and improvements          (155,213)      (1,700,727)
                                             ------------    -------------
Net cash used in investing activities            (155,213)      (1,700,727)

Cash Flows From Financing Activities:
 Line of credit - net                            (891,124)       1,342,395
 Proceeds from long-term debt                           -        2,282,810
 Payments on long-term debt                      (309,096)        (197,678)
 Capitalized cost of financing                          -            7,750
 Proceeds from the exercise of
  stock options                                         -            8,430
                                             ------------    -------------
Net cash provided by (used in)
 financing activities                          (1,200,220)       3,443,707
                                             ------------    -------------
Net increase (decrease) in cash                  (833,655)       1,386,544

Cash - beginning of period                        833,655                -
                                             ------------    -------------
Cash - end of period                         $          -    $   1,386,544
                                             ============    =============
Supplemental Disclosures Of Cash
 Flow Information:
  Cash paid for:
   Interest                                  $    135,792    $     109,051
   Income taxes                                   (30,365)              60

See notes to unaudited financial statements.

KAHIKI FOODS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

Note 1: Management's Plan

Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $7,721,877 at June 30, 2006 and $8,874,441 at March 31, 2006.

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

The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), by the failure to meet a financial covenant on debt with KeyBank, and/or by our failure to submit in a timely manner certain reports required by the loan documents.

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

We believe that it is possible that some of our lenders will not waive the technical defaults in Kahiki's debt with them. We have prepared the financial statements as if no creditor waived technical defaults, and consequently, we classified all debt in default as a current liability.

Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.

We expect capital additions to be considerably less over the next twelve months than in fiscal 2006. We also expect that we will have no additional debt, other than temporary loans or capital leases on purchases of specific capital items.

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

Note 2: Summary Of Significant Accounting Policies

Nature And Scope Of Business:

Kahiki manufactures frozen Asian and Pacific Rim foods. Our products include egg rolls, appetizers, single serve entrees, family meal entrees, sauces, and similar products. We sell our products to retail food stores, warehouse clubs, and foodservice outlets. We sell under our own trade names. We also sell under the private labels of several customers. We sell our products mainly in the United States, but we also have outlets in Canada.

We operate on a fiscal year ending on March 31. We operate in a single business segment of frozen food manufacturing.

Interim Financial Information:

Kahiki's interim financial statements are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which management deems necessary for a fair presentation of the financial position and operating results for the interim periods. The operating results for the three-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for Kahiki's full fiscal year. These unaudited interim financial statements are presented in accordance with the requirements of Form 10-QSB and, consequently, do not include all of the disclosures made in Kahiki's annual report on Form 10-KSB. You should read these financial statements and notes in conjunction with the financial statements and notes thereto included in Kahiki's Form 10-KSB for the fiscal year ended March 31, 2006.

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

We maintain a reserve ($100,000 at June 30, 2006 and $117,115 at March 31, 2006) for approved promotional allowances on receivables.

We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at June 30 2006 and at March 31, 2006) to record the estimated risk of loss related to our customers' ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.

Inventories:

Kahiki's inventories include perishable fresh poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.

We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at June 30, 2006 and at March 31, 2006). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.

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

Interest Rate Swap:

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was $24,000 at June 30, 2006 and $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000. It was $857,000 at June 30, 2006 and $893,000 at March
31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association ("KeyBank"). KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.

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

Broker Commissions:

We sell some products directly to our customers. We sell other products through a network of brokers. We expense brokers' commissions and report them in selling, general and administrative expenses on the accompanying income statements.

Stock Based Compensation:

In prior fiscal years, Kahiki granted options to employees, directors, and outside consultants. Through March 31, 2006 Kahiki elected to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, we did not record expense at the date of grant of options.

Our accounting treatment for stock options changed effective April 1, 2006. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share Based Payment ("SFAS 123R"). This pronouncement supersedes the provisions of APB 25. The Securities and Exchange Commission granted temporary relief from the provisions of SFAS 123R, and made it effective for small businesses, like Kahiki, for their first fiscal year beginning after December 15, 2005. Kahiki adopted the provisions of SFAS 123R as of April 1, 2006.

Among other provisions, SFAS 123R requires Kahiki to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We will use the "modified prospective" method in preparing our financial statements, as allowed by SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any vesting, modifications, or cancellations of existing grants) beginning with the date of adoption. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.

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

For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three-month period ended June 30, 2006, Kahiki's overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes.

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

Reclassifications:

We reclassified certain prior year amounts to conform to current classifications.

Note 3: Inventories:

Kahiki's inventories at June 30, 2006 and March 31, 2006 contained the following:

                                     June 30,     March 31,
                                       2006         2006
                                    ----------   ----------
Raw food products                   $  481,336   $  509,947
Frozen work in process                 228,056      188,343
Frozen and packaged finished goods     630,859      520,641
Packaging and supplies                 324,011      349,603
Inventory reserve                      (25,000)     (25,000)
                                    ----------   ----------
Total inventories                   $1,639,262   $1,543,534
                                    ==========   ==========

Note 4: Property And Equipment:

Kahiki's property and equipment at June 30, 2006 and March 31, 2006 contained the following:

                                 June 30,      March 31,
                                  2006          2006
                                ----------    ----------
Land                           $   114,485   $   114,485
Building and improvements       10,223,131    10,198,773
Machinery and equipment          3,440,227     3,311,177
Furniture and fixtures             163,493       161,689
                                ----------    ----------
                                13,941,336    13,786,124
Less accumulated depreciation   (1,812,309)   (1,574,844)
                                ----------    ----------
Total property and equipment   $12,129,027   $12,211,280
                                ==========    ==========

Note 5: Other Current Assets And Other Assets:

Kahiki's other current assets at June 30, 2006 and March 31, 2006 contained the following:

                                June 30,    March 31,
                                  2006        2006
                               ----------  ----------
Deposit held by State of Ohio  $   92,023  $  184,425
Current deferred taxes             56,000      56,000
Prepaid insurance                   5,684      10,487
Interest rate swap                 24,000      18,000
Other                              27,109      15,403
                               ----------  ----------
Total                          $  204,816  $  284,315
                               ==========  ==========

On July 22, 2005, Mr. Michael Tsao died. He was Kahiki's founder, Chairman of the Board of Directors, President, and Chief Executive Officer. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki had pledged a total of $750,000 of the insurance as collateral on a loan from the State of Ohio Department of Development ("ODOD"). Kahiki received that amount of proceeds from the life insurance policies, plus interest, in the quarter ended September 30, 2005. We recorded all of those September proceeds as restricted deposits. Kahiki deposited the $750,000 proceeds with a commercial bank acting as trustee for Ohio on Kahiki's ODOD loan. Kahiki received a letter from ODOD indicating that Kahiki could use part of the deposit to make its payments on the ODOD loan from October 2005 to September 2006. ODOD further indicated that the trustee for the ODOD loan will keep the remaining deposit, plus interest, as a reserve to be applied toward the final loan payments (due in 2022). We allocated $368,720 as a restricted deposit in other current assets, and the remainder as a non-current restricted deposit held in other assets. We used $184,295 of the restricted current deposit to make payments on the ODOD loan from October 2005 through March 2006, and an additional $92,402 to make payments through June 30, 2006. Our other current assets at June 30, 2006 include a remaining $92,023 portion of the restricted deposit ($184,425 at March 31, 2006), representing payments due on the loan from July 2006 through September 2006. Our "Restricted deposits" in Other Assets on the accompanying June 30, 2006 and March 31, 2006 balance sheets includes $399,961 and $396,394, respectively, for the long-term restricted deposit plus accumulated interest. Kahiki received an additional $500,000 of life insurance proceeds on Mr. Tsao, plus interest, in the quarter ended December 31, 2005. Kahiki had no restrictions on the use of those funds, and we used those December proceeds in our operations. On the accompanying statements of cash flows, we adjusted "Net cash provided by (used in) operating activities" for the effects of the restricted deposits from the September life insurance proceeds to the extent that they were not used in operations upon receipt or were used in operations subsequently to pay down the ODOD loan.

Our "Restricted deposits" in Other Assets on the accompanying June 30, 2006 and March 31, 2006 balance sheets also includes a certificate of deposit from a commercial bank in the amount of $30,000. We pledged this certificate of deposit as additional collateral on a loan that is due in October 2009. The remaining balance on this loan at June 30, 2006 was $73,561, and we are in default of certain of its provisions at that date. We receive monthly interest on the certificate of deposit at an annual rate of 5 1/4%. The certificate of deposit matures in March 2007 but must be renewed.

Note 6: Notes Payable And Long-Term Debt:

We treat all capital leases as notes payable and debt. Kahiki's notes payable and long-term debt at June 30, 2006 and March 31, 2006 contained the following:

                                        June 30,      March 31,
                                          2006         2006
                                      -----------   -----------
Capital leases and loans for
 the purchase of equipment:
Capital leases of equipment           $   352,979   $   383,418
Capital leases of equipment,
  in default                              157,646       186,792
Loans payable, in default                 143,836       229,088

Capital leases and loans for
 the purchase of land and buildings:
Capital lease of land                      55,902        60,372
ODOD loan, in default                   3,812,500     3,850,000

Unsecured borrowings:
Loan payable                               82,084        94,831
Note payable to Mrs. Alice Tsao, a
  related party, in default                90,000       120,000

KeyBank financing:
Term loan, in default                   1,909,019     1,988,561
Revolver loan, in default               1,608,876     2,500,000
                                      -----------   -----------
Total debt                              8,212,842     9,413,062
Less current portion                   (7,863,785)   (9,029,071)
                                      -----------   -----------
Long-term debt                        $   349,057   $   383,991
                                      ===========   ===========

Our debt is collateralized by all of our property and equipment, receivables, inventory, cash, a certificate of deposit, short- and long-term deposits with ODOD, a letter of credit, and certain personal guarantees of our Chairwoman. In addition, Kahiki's debt to Mrs. Tsao is subordinated to some of its other debt.

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

Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki's loans. At June 30, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao's estate, total $301,482 on six loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

In July 2006, we signed a small new debt agreement with KeyBank and we borrowed $65,000 under that agreement. This is a short-term loan, due October 2006. We used part of our estimated tax refund as collateral on the loan. The interest rate is 9.25%. We used a similar amount late in June 2006 to pay off one of the defaulted debts.

In July 2006, we also borrowed $104,964 from a commercial lender in the form of a capital lease on the purchase of a specific piece of equipment. We will make 60 monthly payments of approximately $2,200 on this lease. The interest rate is 9.64%.

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

The poultry purchase agreement with Townsends requires Kahiki to purchase chicken from Townsends each week at market prices less $0.09 per pound, with a minimum price of $1.21 per pound and a maximum price of $1.81 per pound. Kahiki's purchases can vary from 20,000 pounds per week to 40,000 pounds per week but must average at least 30,000 pounds per week, measured quarterly. This is a take-or-pay contract. Kahiki maintains average purchases at the required level. We expect to be able to use the required average purchases in our weekly production. The contract extends to December 2007. Either Kahiki or Townsends may cancel the contract with one year's notice. Kahiki purchased $565,000 and $537,000 of chicken from Townsends in the fiscal quarters ended June 30, 2006 and 2005, respectively. Kahiki had a payable to Townsends of $101,000 and $73,000 at June 30, 2006 and March 31, 2006, respectively.

Kahiki also maintains a co-pack agreement with Townsends. Under that agreement, Townsends may order and Kahiki must supply certain levels of product, made to Townsends' specifications and packaged under Townsends' private label for sale to food service operations. Kahiki's selling price to Townsends is limited by the contract to Kahiki's inventory cost plus a stated markup percentage. The contract extends to December 2007. Either Townsends or Kahiki may cancel the contract with thirteen months notice. Under this agreement, Kahiki sold $315,000 and $0 of its products to Townsends in the fiscal quarters ended June 30, 2006 and 2005, respectively. Kahiki had a receivable from Townsends of $81,000 and $144,000 at June 30, 2006 and March 31, 2006, respectively.

In April 2006, Kahiki purchased a fryer and refrigeration equipment from Townsends for $100,000. Kahiki will use this equipment in its operations. Kahiki is paying for this equipment at $20,000 per month from April through August 2006.

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

Note 8: Payables

At June 30, 2006, Kahiki had $267,009 of accounts payable over 90 days old. Of these, $263,586 related to disputed costs with one contractor on our Morrison Road facility.

In fiscal 2006, we contracted with a lender to advance the funds needed to have a supplier build a new piece of equipment for Kahiki. After completion of the equipment, Kahiki would lease the equipment under a capital lease. The lender advanced $61,172 to the supplier as the initial deposit on the equipment. The supplier declared bankruptcy before the equipment could be completed. The bankruptcy estate of the supplier was unable to accept the contract in time to complete the equipment to meet Kahiki's needs. Kahiki recorded the amounts advanced by the lender as a payable to the lender. Kahiki expensed the deposit in fiscal 2006, and will repay the lender.

Note 9: Accrued Liabilities:

Kahiki's accrued liabilities at June 30, 2006 and March 31, 2006 contained the following:

                               June 30,    March 31,
                                 2006        2005
                              ----------  ----------
Payroll and related accruals  $  254,419  $  312,692
Interest                          66,000      61,206
Property taxes                    64,080      81,907
Other                                  -         179
                              ----------  ----------
Total                         $  384,499  $  455,984
                              ==========  ==========

Note 10: Stockholders' Equity:

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 10,000,000 shares of capital stock, consisting of 1,000,000 Series A Convertible Preferred Shares without par value ("Preferred Shares"), and 9,000,000 Common Shares without par value.

Series A Convertible Preferred Shares:

The Preferred Shares provide for cumulative annual dividends at an annual rate of $0.1125 per share. The holders of Preferred Shares can convert them into Common Shares on a share for share basis (subject to anti-dilution rights). The Preferred Shares have a liquidation preference of 1.5 times the invested amount and entitle the class to elect up to two members of our Board of Directors. In February 2006, Townsends acquired 930,741 Preferred Shares upon conversion of $2,000,000 aggregate principal amount of notes and $94,167 of accrued interest. The conversion price was $2.25 per Preferred Share. At June 30, 2006 and March 31, 2006, Kahiki had 930,741 Preferred Shares outstanding. Mr. Charles Dix, President of Townsends, is a member of the Board of Directors of Kahiki. Townsends has not exercised its right to elect a second member to the Board of Directors.

Common Shares:

As of June 30, 2006, Kahiki has 3,811,698 Common Shares outstanding. In addition, we have reserved 2,111,841 Common Shares for the conversion of currently outstanding Preferred Shares (930,741), warrants (618,234) and options (562,866), and we have reserved 186,450 Common Shares for the conversion of the remaining options which Kahiki may grant under its option plan.

Kahiki has never paid cash dividends on any class of stock. Our ability to pay dividends will depend upon our future earnings and net worth. Also, some of our debt agreements restrict our ability to declare dividends.

Registration Statement:

We agreed to file and maintain a registration statement to register the shares sold to Barron Partners LP in 2004, as well as to register the warrants and options that were issued as part of the transaction. We have agreed with Barron Partners LP to keep the registration statement effective until the shares being offered may be sold without registration or restriction pursuant to Rule 144(k), or if earlier, until their distribution of shares has been completed.

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

Note 11: Stock Options:

In July, 2001, the Shareholders adopted and approved Kahiki's 2001 Non Qualified and Incentive Stock Option Plan ("Plan"). The Plan allows issuance of options to purchase up to 600,000 Common Shares. Option holders have exercised a total of 111,350 options through June 30, 2006. The Plan has 302,200 options outstanding at that date. The Plan has 186,450 remaining authorized but unissued options at that date. In addition to options granted under the plan, Kahiki granted options outside the Plan provisions prior to fiscal 2005. Our outstanding options outside the Plan total 260,666 at June 30, 2006. We show a reconciliation of Plan and non-Plan options below.

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

We recorded a compensation expense of $7,494 in selling, general, and administrative expenses on the accompanying income statement for the three months ended June 30, 2006, upon adoption of SFAS 123R. This expense related to previously-issued options.

If we had determined compensation costs for our options based on their fair value at their grant dates consistent with the methodology in SFAS 123R, our reported net income and earnings per share would change as indicated below for the three months ended June 30, 2005:

                                          2005
                                       ---------
Net income (loss) available to common
  stockholders, as reported            $(220,394)
Total stock-based compensation
  expense determined under fair
  value based methods for all
  awards, net of tax benefit              13,758
                                       ---------
Net income (loss) available to common
  stockholders, as adjusted            $(234,152)
                                       =========

Basic earnings per share:
  As reported                          $   (0.06)
  As adjusted                              (0.06)

Diluted earnings per share:
  As reported                          $   (0.05)
  As adjusted                              (0.06)

When Kahiki issues options, we estimate fair value at the date of grant by using the Black-Scholes option-pricing model. We issued no options in fiscal 2006 or in the quarter ended June 30, 2006.

Kahiki's stock options issued under the Plan are summarized as follows for the fiscal year ended March 31, 2006 and the quarter ended June 30, 2006:

                                                  Weighted Average
                                       Options     Exercise Price
                                       --------   ---------------
Balance outstanding at March 31, 2005   404,800        $0.83
Issued                                        -            -
Exercised                               (63,350)       $0.36
Cancelled or expired                    (39,250)       $2.31
                                       --------
Balance outstanding at March 31, 2006
 and at June 30, 2006                   302,200        $0.74
                                       ========

Exercisable March 31, 2005              271,133        $0.62
Exercisable March 31, 2006              255,450        $0.70
Exercisable June 30, 2006               257,450        $0.70

Kahiki's stock options issued outside the Plan are summarized as follows for the fiscal year ended March 31, 2006 and the quarter ended June 30, 2006:

                                                  Weighted Average
                                       Options     Exercise Price
                                       --------   ---------------
Balance outstanding at March 31, 2005   386,666        $0.58
Issued                                        -            -
Exercised                              (126,000)       $0.41
Cancelled or expired                          -            -
                                       --------
Balance outstanding at March 31, 2006
 and at June 30, 2006                   260,666        $0.67
                                       ========

Exercisable March 31, 2005              386,666        $0.58
Exercisable March 31, 2006              260,666        $0.67
Exercisable June 30, 2006               260,666        $0.67

In fiscal 2006, one optionee used 27,500 Common Shares in payment for the exercise of 66,000 options issued outside the Plan, as allowed by the options.

Note 12: Common Stock Warrants

On February 27, 2004, Kahiki closed on a private offering of Common Shares and Common Stock Warrants sold to Barron Partners LP. As part of the transaction, we issued the following warrants:

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

Note 13: Earnings Per Share:

We calculated our earnings per share using the following values for the quarters ending June 30, 2006 and 2005:

                                        2006         2005
                                     ----------   ----------
Basic earnings per share:
Numerator - income (loss) available
  to common shareholders             $  (92,049)  $ (220,394)
Denominator:
  Weighted average outstanding
    Common Shares                     3,811,698    3,661,261
Basic earnings (loss) per share      $    (0.02)  $    (0.06)

Diluted earnings per share:
Numerator - net income (loss)        $  (65,871)  $ (220,394)
Denominator:
  Weighted average outstanding
    Common Shares                     3,811,698    3,661,261
  Effect of dilutive options            362,239      384,566
  Dilutive Preferred Shares             930,741            -
                                     ----------   ----------
    Total shares in denominator       5,104,678    4,045,827
Diluted earnings (loss) per share    $    (0.01)  $    (0.05)

Note 14: Reclassifications Of Financial Statement Amounts:

We reclassified or corrected certain amounts in the statements of cash flows for the quarter ended June 30, 2005.

1. We previously amended the balance sheet as of March 31, 2005 to show a $10,568 net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset.

2. We combined the amounts for purchases of equipment, purchases of new facility improvements, and minor amounts of proceeds from the sale of equipment. We now report these as purchases of equipment and improvements. There was no change in total cash used in investing activities from this combination.

3. We combined payments on long-term debt and payments of bond obligation. We now report these as payments on long-term debt. There was no change in total cash flows from financing activities from this combination.

These adjustments also changed subtotals and totals in the statement of cash flows. All of these are changes in disclosure and not changes in policy.

This table shows the original amount and the revised amount for each such item. The changes are keyed to the numbers identified in the paragraphs immediately above.

                                                            Revised          Original
                                                 Key        Amount           Amount
                                                 ---      ------------    -----------
Statement of cash flows (unaudited)
 for the three months ended
 June 30, 2005:

CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable                                  1           (15,522)        (4,954)
Net cash provided by (used in)
 operating activities                             1          (356,436)      (345,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements            2        (1,700,727)             -
Purchase of equipment                             2                 -       (649,226)
Purchase of new facility improvements             2                 -     (1,051,701)
Proceeds from the disposal of property
 and equipment                                    2                 -            200

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                        3          (197,678)      (162,678)
Payments of bond obligation                       3                 -        (35,000)

Net increase (decrease) in cash                   1         1,386,544      1,397,112
Cash - beginning of period                        1                 -        (10,568)
Cash - end of period                              1         1,386,544      1,386,544

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Please read this discussion and analysis and plan of operations in conjunction with the accompanying unaudited financial statements and the notes thereto included elsewhere in this report on Form 10-QSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-QSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. (See the section titled "FORWARD-LOOKING STATEMENTS" for a more complete discussion.)

OVERVIEW

We are a specialty branded food company that manufactures, distributes and sells frozen Asian and Pacific Rim food products throughout the United States and Canada. Most of our products are branded as Kahiki; some are private labeled products for certain customers. Our customers are mainly food stores, membership warehouse clubs, and supermarkets. Our sales are concentrated in a few customers. We actively engage in promotions, and we pay slotting fees to certain customers to gain shelf space for our products. We believe that Kahiki foods are better-tasting than competitors' products. We maintain an active research and development function to develop and market new products.

RESULTS OF OPERATIONS

The following table sets forth, for the three month periods ending June 30, 2006 and 2005, the percentage of net sales represented by the specified items included in our unaudited statements of income. We have included this comparison because we believe it adds a meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical unaudited statements of income determined in accordance with accounting principles generally accepted in the United States of America. This table does not purport to be indicative of future results of operations.

                                                         Three months ended
                                                 Jun. 30, 2006        Jun. 30, 2005
                                                 -------------        -------------
Percentages of net sales:

Net sales                                             100.0%             100.0%
Cost of sales                                          79.1               84.1
Gross profit                                           20.9               15.9
Selling, general, and
 administrative expenses                               20.8               18.8
Income (loss) from
 operations                                             0.1               (2.9)
Interest expense                                       (2.1)              (1.4)
Other income (expense),net                              0.1                  -
Income tax expense                                      0.8                  -
Net income                                             (1.1)%             (4.3)%

COMPARISON OF QUARTER ENDED JUNE 30, 2006 TO QUARTER ENDED JUNE 30, 2005

Net sales for the quarter ended June 30, 2006 were $959,317 higher than the comparable quarter in fiscal 2006, an increase of 18.8%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.

We moved into our new facility in the quarter ending June 30, 2005. We have experienced operating inefficiencies in the start-up of our new facility. Beginning in September 2005, we began to move Kahiki toward more efficient manufacturing. We improved the flow of materials through our plant. We are attempting to produce only what is being ordered by our customers. This effort is ongoing. We expect that continued efforts to align production with orders will help Kahiki improve its operations and cash flows, and provide a basis for future growth. Results from our improvements to product flow within our facility helped improve the gross margin in the quarter ended June 30, 2006. In the quarter, we focused on streamlining the manufacturing process in the new facility and improving purchasing cost control, especially for food costs. Gross margins improved to 20.9% of net sales in the quarter compared to 15.9% a year ago. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.

Selling, general, and administrative costs increased in the quarter compared to the same quarter last year. Some of the increase came from brokers fees and other selling costs related to the higher sales. Payroll costs, costs for consultants, and increased directors' fees all contributed to this increase. We added management to assist in product innovation and marketing efforts.

Interest expense increased in the quarter. This is due mainly to higher debt incurred in fiscal 2006 to complete the new facility and purchase equipment. Higher interest rates also contributed to the increase. Also, we capitalized interest while the new facility was being renovated. Now that construction has been completed (May 2005) and we have moved into the new facility, we treat all interest as expense and no further interest is capitalized.

For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income.

We reported a substantially lower net loss in the quarter ended June 30, 2006 than in the same quarter a year ago. Improvements came from higher sales and the initial effects of improving product flow within the plant.

LIQUIDITY AND CAPITAL RESOURCES

In December 2002, we arranged a state economic development loan with the State of Ohio for $4.18 million. We began making principal payments on this loan in December 2003. The loan matures December 1, 2022. We used the proceeds to purchase our production facility, provide funds for improvements to the building, and purchase equipment.

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

On June 1, 2004, we entered into an agreement with KeyBank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 40% of eligible inventory. We used this line to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2007. At June 30, 2006, we had outstanding borrowings of $1,608,876 under this line.

Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki's loans. At June 30, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao's estate, total $301,000 on six loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

We received notification in October of 2004 that Sam's Club discontinued our product in their stores. Our product has always been sold as an "in and out"
item in Sam's. This means it is only sold for a time period of several weeks up to several months. Our product was accepted back in to Sam's Club by the end of June 2005. Sam's Club continues to be one of our largest customers. Our sales to Sam's Club were 23% of our total sales in fiscal 2006.

Kahiki reported $521,778 of net cash provided by operating activities in the quarter ended June 30, 2006. We used that cash to pay for capital additions and to reduce our debt.

Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $7,721,877 at June 30, 2006.

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

The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), by the failure to meet a financial covenant on debt with KeyBank, and/or by our failure to submit in a timely manner certain reports required by the loan documents. The defaulted instruments with KeyBank include Kahiki's interest rate swap agreement and its agreement underlying the required letter of credit in favor of the State of Ohio for the Ohio loan. The term and revolver notes with KeyBank are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default. Further explanations of our debt arrangements are included in the accompanying footnotes to the June 30, 2006 unaudited financial statements, and in the footnotes to our annual report for the year ended March 31, 2006. Such explanations are incorporated herein by reference.

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

We believe that it is possible that some of our lenders will not waive the technical defaults in Kahiki's debt with them. We have prepared the financial statements as if no creditor waived technical defaults, and consequently, we classified all debt in default as a current liability.

Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.

We expect capital additions to be considerably less over the next twelve months than in the last twelve months. We also expect that we will have no additional debt, other than temporary loans or capital leases on purchases of specific capital items.

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

We maintain a reserve ($100,000 at June 30, 2006 and $117,115 at March 31, 2006) for approved promotional allowances on receivables.

We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at June 30 2006 and at March 31, 2006) to record the estimated risk of loss related to our customers' ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.

Inventories:

Kahiki's inventories include perishable fresh poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.

We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at June 30, 2006 and at March 31, 2006). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.

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

Interest Rate Swap:

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was $24,000 at June 30, 2006 and $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000. It was $857,000 at June 30, 2006 and $893,000 at March
31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association ("KeyBank"). KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.

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

Broker Commissions:

We sell some products directly to our customers. We sell other products through a network of brokers. We expense brokers' commissions and report them in selling, general and administrative expenses on the accompanying income statements.

Stock Based Compensation:

In prior fiscal years, Kahiki granted options to employees, directors, and outside consultants. Through March 31, 2006 Kahiki elected to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, we did not record expense at the date of grant of options.

Our accounting treatment for stock options changed effective April 1, 2006. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123R, Share Based Payment ("SFAS 123R"). This pronouncement supersedes the provisions of APB 25. The Securities and Exchange Commission granted temporary relief from the provisions of SFAS 123R, and made it effective for small businesses, like Kahiki, for their first fiscal year beginning after December 15, 2005. Kahiki adopted the provisions of SFAS 123R as of April 1, 2006.

Among other provisions, SFAS 123R requires Kahiki to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We will use the "modified prospective" method in preparing our financial statements, as allowed by SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any vesting, modifications, or cancellations of existing grants) beginning with the date of adoption. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.

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

For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three-month period ended June 30, 2006, Kahiki's overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may", and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: acceleration of our debt by our lenders, a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission.

You should not rely on these forward-looking statements, which reflect only Kahiki Food's opinion as of the date of this Quarterly Report. We do not assume any obligation to revise forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Kahiki management is responsible for establishing and maintaining adequate internal control over its disclosure controls and procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Most of our debt instruments include financial and other covenants that we must meet. We were not in technical compliance with all covenants in our financial and debt instruments at June 30, 2006. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights.

Kahiki is current in all required payments of principal and interest on all our debt. The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), and/or by our failure to submit in a timely manner certain reports required by the loan documents. We are in the process of complying with the requirements to file reports. We have requested waivers from all lenders to remove the loans from default status. Total debt in default was $7,721,877 at June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits filed with this Quarterly Report on Form 10-QSB are attached hereto. For a list of our exhibits, see "Index to Exhibits" following the signature page.

(b) Reports on Form 8-K

Not applicable.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAHIKI FOODS, INC.
(Registrant)

/s/ Alan L. Hoover
-----------------------------
Alan L. Hoover, President and Chief Executive Officer
Date: August 14, 2006

/s/ Frederick A. Niebauer
-----------------------------
Frederick A. Niebauer, Chief Financial Officer and Treasurer
Date: August 14, 2006

INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION OF EXHIBIT             LOCATION
-------   --------------------------------   --------------------------------
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

4.7       Specimen Series A Preferred        Incorporated herein by reference
          Share Certificate                  to Exhibit 4.7 of Report on Form
                                             10-KSB for the fiscal year ended
                                             March 31, 2006 filed on
                                             July 14, 2006

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

10.10*    Employment Agreement with          Incorporated herein by reference
          Alan L. Hoover                     to Exhibit 10.10 of Report on
                                             Form 10-KSB for the fiscal year
                                             ended March 31, 2006 filed on
                                             July 14, 2006

10.11     Registration Rights Agreement      Incorporated herein by reference
          between Registrant and Barron      to Exhibit 10.11 of Report on
          Partners LP, dated                 Form 10-KSB for the fiscal year
          February 27, 2004                  ended March 31, 2006 filed on
                                             July 14, 2006

10.12     Promissory Note of                 Incorporated herein by reference
          Registrant to KeyBank              to Exhibit 10.12 of Report on
          National Association dated         Form 10-KSB for the fiscal year
          June 1, 2004 (revolver)            ended March 31, 2006 filed on
                                             July 14, 2006

10.13     Business Loan Agreement            Incorporated herein by reference
          (Asset Based) between              to Exhibit 10.13 of Report on  Form
          Registrant and KeyBank             10-KSB for the fiscal year
          National Association dated         ended March 31, 2006 filed on
          June 1, 2004 (revolver)            July 14, 2006

10.14     Addendum to Business Loan          Incorporated herein by reference
          Agreement (Asset Based)            to Exhibit 10.12 of Report on
          between Registrant and KeyBank     Form 10-KSB for the fiscal year
          National Association dated         ended March 31, 2006 filed on
          June 1, 2004 (revolver)            July 14, 2006

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

16.1      Letter on change in accountant     Incorporated herein by reference
                                             to Exhibit 16.1 of Report on Form
                                             8-K filed on December 28, 2004

31.1      Certification of the Chief         Included herein
          Executive Officer Pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002

31.2      Certification of the Chief         Included herein
          Financial Officer Pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002

32        Certification of the Chief         Included herein
          Executive Officer and Chief
          Financial Officer pursuant to
          Rule 15d-14(b) and Section 1350
          of Chapter 63 of Title 18 of the
          United States Code, as adopted
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

-----------
* Represents compensation arrangement.