Form 10KSB/A
period 2005-03-31
KAHIKI FOODS INC
filed 2006-09-15
CIK 1283928

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 2)

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

      Issuer's revenues for its most recent fiscal year were: $18,498,648

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

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

EXPLANATORY NOTE TO AMENDED AND RESTATED FORM 10-KSB

On June 21, 2005, KAHIKI FOODS, INC. ("Kahiki" or "we") filed its Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005. On March 30, 2006, Kahiki filed Amendment Number 1 to its Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005 ("Amendment Number 1") to restate certain information. This filing is Amendment Number 2 to Kahiki's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005 ("this Amendment"). We believe this Amendment is necessary to modify and restate the report to comply with generally accepted accounting principles in the United States and Kahiki's filing obligations under the Exchange Act. In this Amendment, we amended and restated certain amounts and disclosures in the accompanying balance sheets, statements of cash flows, in sales and cost of sales (but not net income) on the income statements, and in footnotes to the financial statements. We also amended the Management's Discussion And Analysis Or Plan Of Operation to include additional information. We inserted the word "restated" above tabular information that has been restated. We identified paragraphs that have been restated, and paragraphs that have been added, since Amendment Number 1. The events in this amended report are as of the initial filing date of June 21, 2005, and do not include subsequent events. This Amendment does not modify the disclosures in the amended filing other than as described in this explanatory note. Other than the incorporation by reference of certain exhibits to the original and amended filings, we have included the entire amended Form 10-KSB in this filing for the reader's convenience. This Form 10-KSB (Amendment Number 2) is being filed to amend and restate the following items:

1. We amended the reference on the title page under "DOCUMENTS INCORPORATED BY REFERENCE" to identify that we incorporated documents by reference into Part III instead of into Part II as initially filed.

2. We amended the discussion in ITEM 1: "DESCRIPTION OF BUSINESS - OVERVIEW" to state that no other customer accounted for more than 10% of our sales in fiscal 2005 or 2004.

3. We amended the discussion in ITEM 6: "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - DISCUSSION OF SIGNIFICANT ACCOUNTING POLICIES" to include discussion of: USE OF ESTIMATES; ACCOUNTS RECEIVABLE - TRADE; CUSTOMER INCENTIVES; IMPAIRMENT OF ASSETS WITH LONG LIVES; and INTEREST RATE SWAP. This represents only a correction in disclosure and not a change in policy.

4. We amended the discussion in ITEM 6: "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES" to include discussion of a letter of credit agreement, and guarantees of some of Kahiki's debt by two of its officers. These are all corrections in disclosure.

5. We deleted Exhibit 23.1 as it is not needed.

6. We deleted Exhibit 23.2 as it is not needed.

7. We incorporated by reference to the original filing exhibit 14.1 - Code of ethics. We incorporated by reference to Amendment Number 1 exhibit 10.9 Subordinated Promissory Note to Alice Tsao dated August 19, 2003.

8. We filed as new exhibits the following documents:

     Exhibit 10.11 - Registration Rights Agreement between Registrant and Barron Partners LP, dated February 27, 2004;

     Exhibit 10.12 - Promissory Note of Registrant to KeyBank National Association dated June 1, 2004 (revolver);

     Exhibit 10.13 - Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver);

     Exhibit 10.14 - Addendum to Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver);

     Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002;

     Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002; and

     Exhibit 32 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

9. We amended and restated the balance sheet as of March 31, 2005 to show a net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset. Those adjustments also changed numerous subtotals and totals on the balance sheets, and in the restated statements of cash flows. This is a change in disclosure.

10. We amended the reported value of machinery and equipment as of March 31, 2005 by $1 to correct for rounding errors. We made similar $1 adjustments to the values of accounts receivable, machinery and equipment, and other assets as of March 31, 2004. We made similar $1 rounding adjustments to the values for purchase of new facility improvements, net cash used in investing activities, and proceeds from long-term debt, all on the statement of cash flows for the year ended March 31, 2004. This is a change in disclosure.

11. We reclassified the $150,000 value of a note payable to a related party from "Current debt" to "Related Party Note Payable" on the balance sheet at March 31, 2004. This is a change in disclosure.

12. We corrected and restated disclosure of new borrowings of debt and of payments of debt in the accompanying statement of cash flows for the year ended March 31, 2005. There was no change in total cash flows from financing activities from this correction. This is a change in disclosure.

13. We restated net sales and related cost of sales by $395,619 and $249,766 for the years ended March 31, 2005 and 2004, respectively, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. This represents a correction in policy as well as a correction in disclosure.

14. We include herein as footnote 13 to the accompanying financial statements a summary of the error corrections and restatements identified in paragraphs 9, 10, 11, 12, and 13 above.

15. We amended the description of our revenue recognition accounting policy included in footnote 2 to the accompanying financial statements. This represents only a correction in disclosure and not a change in policy.

16. We added a description of our freight credits accounting policy to footnote 2 to the accompanying financial statements. This represents a correction in disclosure and a change in policy.

17. We added a description of our accounting policy on impairment of assets with long lives to footnote 2 to the accompanying financial statements. This represents only a correction in disclosure and not a change in policy.

18. We added a description of our accounting policy on our interest rate swap to footnote 2 to the accompanying financial statements. This represents only a correction in disclosure and not a change in policy.

19. We added a fuller description of our letter of credit agreement to footnote 2 to the accompanying financial statements. This represents only a correction in disclosure and not a change in policy.

20. We added a description of our accounting policy for income taxes to footnote 2 to the accompanying financial statements. This represents only a correction in disclosure and not a change in policy.

21. We amended the disclosure of income taxes in footnote 7 to the accompanying financial statements to provide further disclosures required by generally accepted accounting principles in the United States. This represents a correction in disclosure.

22. We amended the disclosures of Stockholders' Equity and Stock Options in footnote 8 to the accompanying financial statements to provide further disclosures required by generally accepted accounting principles in the United States. The increased disclosures included: common shares reserved for issuance on potential exercise of warrants, options, and preferred stock; the convertibility of certain debt to preferred stock; the requirement for shareholders to approve a new issue of preferred stock; the existence of warrants to purchase common stock; and Kahiki's contractual requirements to register shares of stock. We also amended the disclosures of stock options to correct errors in quantities and to separate disclosures of options issued under our stock option plan and those which were not issued under the stock option plan. All of these represent corrections in disclosure.

23. We amended the disclosures in footnote 10 to the accompanying financial statements to provide names and percentages of customers that accounted for more than 10% of our sales in fiscal 2005 and 2004, and to state that no other customer accounted for more than 10% of our sales in fiscal 2005 or 2004. This represents a correction in disclosure.

24. We added to footnote 12 to the accompanying financial statements disclosure of guarantees of Kahiki's debt by related parties. We expanded the discussion in the same footnote of the poultry purchase and the co-pack agreements with a related party. This represents a correction in disclosure.

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

[The following paragraph was restated since Amendment Number 1.]
Our ten largest accounts represented 69% of sales in the year ended March 31, 2005 and 64% of sales in the year ended March 31, 2004. For the year ended March 31, 2005, Costco represented approximately 25%, Sam's Club represented approximately 12% and Wal-Mart represented approximately 7% of total sales. For the year ended March 31, 2004, Costco represented approximately 27%. Wal-Mart represented approximately 15% and Meijer's represented approximately 7% of total sales. No other customer accounted for more than 10% of our sales in fiscal 2005 or 2004.

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

     The number of holders of record of our no par value common stock at April 30, 2005 was 122.

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

[The following paragraph was added since Amendment Number 1.]
USE OF ESTIMATES

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

[The following paragraph was added since Amendment Number 1.]
ACCOUNTS RECEIVABLE - TRADE

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

[The following paragraph was added since Amendment Number 1.]
CUSTOMER INCENTIVES

We routinely offer discounts, rebates, slotting fees, or other customer incentives, determined on a case-by-case basis by management at the senior level. During the years ended March 31, 2005 and 2004, discounts, rebates, slotting fees, and other customer incentives of $1,732,231 and $1,089,496, respectively, were net against revenues.

[The following paragraph was added since Amendment Number 1.]
IMPAIRMENT OF ASSETS WITH LONG LIVES

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

[The following paragraph was added since Amendment Number 1.]
INTEREST RATE SWAP

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was negligible at March 31, 2005. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000, and was $1,000,000 at March 31, 2005. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association ("KeyBank"). KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2005

The following table contains certain amounts, expressed as a percentage of net revenues, reflected in our statements of income for the years ended March 31, 2005 and 2004:

YEARS ENDED MARCH 31

                                                    (Restated)
                                                      (in %)     (Restated)
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
                                                       ===           ===

[The following paragraph was restated since Amendment Number 1.]
REVENUES

Revenues for the year ended March 31, 2005 were $18,498,648 compared to $13,943,358 for the comparable year ended March 31, 2004, or a 33% increase. The increase is primarily due to sales efforts with the increase of new accounts, both retail and club stores, and the introduction of new items. We anticipate that our revenue will continue to increase in the future.

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
                                                    ===      ===

[The following paragraph was restated since Amendment Number 1.]
REVENUES

Revenues for the year ended March 31, 2004 were $13,943,358 compared to $9,204,684 revenues for the comparable year ended March 31, 2003, or a 51% increase. The increase is primarily due to sales efforts with the increase of new accounts, both retail and club stores, and the introduction of new items. We anticipate that our revenue will continue to increase in the future.

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

[The following paragraph was added since Amendment Number 1.]
In August 2004, Kahiki and KeyBank entered into a letter of credit agreement for a standby letter of credit in the amount of $418,000. Kahiki is contingently liable under this standby letter of credit. The agreement has an annual fee equal to 1% of the commitment. The State of Ohio is the beneficiary. The letter of credit expires in August 2009, but has to be renewed as Ohio requires Kahiki to provide the letter of credit as additional collateral on the Ohio loan until loan expiration in November 2022.

[The following paragraph was added since Amendment Number 1.]
Mr. Michael Tsao (Chairman of Kahiki) and Mrs. Alice Tsao (Vice-president and Secretary of Kahiki) personally guaranteed several of Kahiki's loans. At March 31, 2005, the remaining guarantees by Mr. Tsao and Mrs. Tsao total $4,648,000 on ten loans including the Ohio loan. Some of these notes are cognovit notes, under which Kahiki (and Mr. and Mrs. Tsao as guarantors) has waived notice and empowered the lenders to confess judgment if there is a default.

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

[This table was restated since Amendment Number 1.]
ITEM 13. EXHIBITS

EXHIBIT  DESCRIPTION OF EXHIBIT                LOCATION
-------  ----------------------                --------
3.1      Amended and Restated Articles of      Incorporated herein by reference
         Incorporation of Registrant           to Exhibit 3.1 of Registration
                                               Statement on Form SB-2
                                               (Registration No. 333-113925)

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

4.4      2001 Non-Qualified and Incentive      Incorporated herein by reference
         Stock Option Plan of Registrant       to Exhibit 4.5 of Registration
                                               Statement on Form SB-2
                                               (Registration No. 333-113925)

10.1     Loan Agreement between Registrant     Incorporated herein by reference
         and The Director of Development of    to Exhibit 10.2 of Registration
         Ohio dated as of December 1, 2002     Statement on Form SB-2
                                               (Registration No. 333-113925)

10.2     Convertible Note Purchase Agreement   Incorporated herein by reference
         between Registrant and Townsends,     to Exhibit 10.1 of Report on Form
         Inc. dated December 21, 2004          8-K filed on December 28, 2004

10.3     Convertible Promissory Note of        Incorporated herein by reference
         Registrant to Townsends, Inc. dated   to Exhibit 10.2 of Report on Form
         December 21, 2004                     8-K

                                               filed on December 28, 2004

10.4     Convertible Promissory Note of        Incorporated herein by reference
         Registrant to Townsends, Inc. dated   to Exhibit 10.3 of Report on Form
         June 3, 2005                          8-K filed on June 3, 2005

10.5     Registration Rights Agreement         Incorporated herein by reference
         between Registrant and Townsends,     to Exhibit 10.3 of Report on Form
         Inc. dated December 21, 2004          8-K filed on December 28, 2004

10.6     Supply Agreement between Registrant   Incorporated herein by reference
         and Townsends, Inc. dated December    to Exhibit 10.4 of Report on Form
         21, 2004                              8-K filed on December 28, 2004

10.7     Co-Pack and Storage Agreement         Incorporated herein by reference
         between Registrant and Townsends,     to Exhibit 10.5 of Report on Form
         Inc. dated December 21, 2004          8-K filed on December 28, 2004

10.8     Term Promissory Note of Registrant    Incorporated herein by reference
         to Key Bank National Association      to Exhibit 10.6 of Report on Form
         dated December 17, 2004               8-K filed on December 28, 2004

10.9     Subordinated Promissory Note to       Incorporated herein by reference
         Alice Tsao dated August 19, 2003      to Exhibit 10.9 of Amendment
                                               Number 1 to Annual Report on Form
                                               10-KSB for the fiscal year ended
                                               March 31, 2005 filed on March 30,
                                               2006

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

16.1     Letter on change in accountant        Incorporated herein by reference
                                               to Exhibit 16.1 of Report on Form
                                               8-K filed on December 28, 2004

31.1     Certification of the Chief Executive  Attached.
         Officer Pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial  Attached.
         Officer Pursuant to Section 302 of
         the Sarbanes-Oxley Act of 2002.

32       Certification pursuant to Rule        Attached.
         15d-14(b) and Section 1350 of
         Chapter 63 of Title 18 of the United
         States Code, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002.

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

KAHIKI FOODS, INC.
By: /s/ Alan L. Hoover
Alan L. Hoover
President
September 14, 2006

By: /s/ Frederick A. Niebauer
Frederick A. Niebauer
Chief Financial Officer and Treasurer
September 14, 2006

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

/s/ Child, Sullivan & Company

Certified Public Accountants
Salt Lake City, Utah
June 3, 2004, except Note 2, which is dated March 22, 2006

KAHIKI FOODS, INC.
BALANCE SHEETS
March 31, 2005 and 2004

                                                       2005                2004
                                                     (Restated)          (Restated)
                                                   -------------        ------------
ASSETS
Cash                                               $           -        $  1,073,901
Marketable Securities                                          -             585,032
Accounts Receivable                                    1,519,498           1,964,940
Inventories                                            1,891,985           1,565,863
Prepaid Expenses                                          42,250              16,056
Refundable income taxes                                   44,787                   -
Deferred Income Taxes                                     75,000              28,000
                                                   -------------        ------------
  Total current assets                                 3,573,520           5,233,792
                                                   -------------        ------------

Land                                                     114,485             114,485
Building & Improvements                                2,499,262           2,499,262
Machinery & equipment                                  2,323,311           2,052,143
Furniture & fixtures                                     115,713              67,146
Vehicles                                                 146,269             146,269
CIP                                                    7,665,693           3,776,367
                                                   -------------        ------------
                                                      12,864,733           8,655,672
                                                   -------------        ------------
less:  accum depreciation                             (1,981,441)         (1,475,370)
                                                   -------------        ------------
  Net property & equipment                            10,883,292           7,180,302
                                                   -------------        ------------

Deferred loan fees                                       219,992             147,988
Deferred Taxes                                                 -              27,000
Other                                                     29,589             439,655
                                                   -------------        ------------
  Total other assets                                     249,581             614,643
                                                   -------------        ------------

                                                   -------------        ------------
TOTAL ASSETS                                       $  14,706,393        $ 13,028,737
                                                   =============        ============

LIABILITIES & EQUITY
Current debt                                       $     688,909        $    379,491
Current portion of bond                                  143,333             140,000
Related Party Note Payable                               150,000             150,000
NP - LOC                                                       -           1,000,000
Accounts Payable                                       2,231,781           1,905,171
Accrued expenses                                         447,565             545,027
Income taxes payable                                       5,350             413,000
                                                   -------------        ------------
   Total current liabilities                           3,666,938           4,532,689
                                                   -------------        ------------

Bond Obligation                                        3,850,000           4,002,546
Related Party Debt                                     1,000,000                   -
Line of Credit                                         1,157,605                   -
LT Debt                                                1,609,822           1,145,635
                                                   -------------        ------------
  Total Liabilities                                   11,284,365           9,680,870
                                                   -------------        ------------

Stockholders' Equity
Common stock, no par value, 10,000,000
  shares authorized; 3,649,848 and 3,588,848           2,780,756           2,770,123
  issued
Retained earnings                                        641,272             577,744
                                                   -------------        ------------
  Total stockholders' equity                           3,422,028           3,347,867
                                                   -------------        ------------

                                                   -------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  14,706,393        $ 13,028,737
                                                   =============        ============

See notes to the financial statements.

KAHIKI FOODS, INC.
STATEMENT OF OPERATIONS
For the years ended March 31, 2005 and 2004

                                                     2005          2004
                                                  (Restated)    (Restated)
                                                 -----------   -----------
Sales                                            $18,498,648   $13,943,358
Cost of sales                                     14,387,934    10,092,254
                                                 -----------   -----------
Gross margin                                       4,110,714     3,851,104
Operating, general and administrative expenses     3,931,714     2,684,433
                                                 -----------   -----------
Income from operations                               179,000     1,166,671
                                                 -----------   -----------
Other income (expense):
   Interest expense                                  (73,374)     (137,834)
   Interest and dividend income                       13,258        34,779
   Net gain (loss) on marketable securities          (22,420)       17,874
                                                 -----------   -----------
      Total other income (expense)                   (82,536)      (85,181)
                                                 -----------   -----------
Income (loss) before income taxes                     96,464     1,081,490
Income tax expense (benefit)                          32,936       405,102
                                                 -----------   -----------
Net income (loss)                                     63,528       676,388
                                                 ===========   ===========
Weighted average shares outstanding:
   Basic                                           3,602,896     2,968,171
                                                 ===========   ===========
   Diluted                                         4,008,207     3,506,186
                                                 ===========   ===========
Net income (loss) per common share:
   Basic                                         $      0.02   $      0.23
                                                 ===========   ===========
   Diluted                                       $      0.02   $      0.19
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
                                               ============    ===============    ==================    ========    ===========


See notes to the financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS
For the years ended March 31, 2005 and 2004

                                                                                   2005                         2004
                                                                                 (Restated)                   (Restated)
                                                                                -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                                             $    63,528                  $   676,388
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
        Depreciation and amortization                                               521,378                      531,236
        Unrealized (gain) loss on marketable securities                                   -                      (36,832)
        Realized loss (gain) on sale of marketable securities                        14,980                       (9,383)
        Net (gain) loss on disposal of property and equipment                             -                      (45,230)
        Deferred income tax (benefit) expense                                       (20,000)                     (49,000)
        Bad debt provision                                                           10,000
        (Increase) decrease in operating assets:
           Accounts Receivable                                                      435,448                   (1,357,696)
           Inventories                                                             (332,554)                    (743,108)
           Refundable income taxes                                                  (44,787)                      56,000
           Other assets                                                             383,872                     (419,625)
         Increase (decrease) in operating liabilities:
           Accounts Payable                                                         326,608                    1,119,975
           Accrued Expenses                                                         (97,462)                     431,523
           Income taxes payable                                                    (407,650)                     413,000
                                                                                -----------                  -----------
                 Total adjustments                                                  789,833                     (109,140)
                                                                                -----------                  -----------

         Net cash provided by operating activities                                  853,361                      567,248

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                            (319,735)                    (102,624)
  Purchase of new facility improvements                                          (3,889,326)                  (3,108,167)
  Proceeds from the disposal of property and equipment                                    -                      102,455
  Proceeds from the sale of marketable securities                                   570,052                      536,404
                                                                                -----------                  -----------
          Net cash used in investing activities                                  (3,639,009)                  (2,571,932)
                                                                                -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                                  157,605                      (37,396)
  Proceeds from long-term debt                                                    1,275,992                      583,237
  Proceeds from related party debt                                                1,000,000
  Proceeds from the issuance of bond obligation                                           -                    1,815,282
  Payments on long-term debt                                                       (502,387)                    (355,900)
  Payments on bond obligation                                                      (149,213)                           -
  Capitalized costs of financing                                                    (80,882)                           -
  Proceeds from stock issuance                                                            -                      862,161
  Costs from stock issuance                                                          (8,968)                           -
  Proceeds from exercise of stock options                                            19,600                       28,529
                                                                                -----------                  -----------
           Net cash provided by financing activities                              1,711,747                    2,895,913
                                                                                -----------                  -----------

           Net increase (decrease) in cash                                       (1,073,901)                     891,229

Cash - beginning of year                                                          1,073,901                      182,672
                                                                                -----------                  -----------

Cash - ending of year                                                           $         -                  $ 1,073,901
                                                                                ===========                  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                                                   $   379,255                  $   373,596
     Income taxes                                                               $   465,960                  $    35,000

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

[The following paragraph was restated since Amendment Number 1.]
Revenue Recognition

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

[The following paragraph was added since Amendment Number 1.]
Freight Credits

We give some customers an invoiced credit for freight. We initially recorded such credits as an expense in cost of sales. However, in accordance with the conclusions reached in Emerging Issues Task Force Issue No. 01-9, we now record such credits as a reduction of sales. We restated sales and cost of sales in the accompanying income statements to reflect this correction in accounting policy.

[The following paragraph was added since Amendment Number 1.]
Impairment Of Assets With Long Lives

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

[The following paragraph was added since Amendment Number 1.]
Interest Rate Swap

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was negligible at March 31, 2005. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000, and was $1,000,000 at March 31, 2005. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association ("KeyBank"). KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.

[The following paragraph was added since Amendment Number 1.]
Income Taxes

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

[The following paragraph was restated since Amendment Number 1.]
In August 2004, Kahiki and KeyBank entered into a letter of credit agreement for a standby letter of credit in the amount of $418,000. Kahiki is contingently liable under this standby letter of credit. The agreement has an annual fee equal to 1% of the commitment. The State of Ohio is the beneficiary. The letter of credit expires in August 2009, but has to be renewed because Ohio requires Kahiki to provide the letter of credit as additional collateral on the Ohio loan until loan expiration in November 2022.

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
                                               ========   ========

[The following paragraph was added since Amendment Number 1.]
Our effective tax rate is substantially different from the federal statutory rate principally because of state tax expenses in both fiscal 2005 and 2004. We show the effect of this in the following table:

                                          2005       2004
                                        --------   --------
Tax expense at federal statutory rate
   of 34%                                $32,798   $367,707
State and local tax expense                5,940     73,102
Surtax and other rate differences         (5,802)   (35,707)
                                         -------   --------
Reported tax (benefit)                   $32,936   $405,102
                                         =======   ========

NOTE 8 Stockholders' Equity and Stock Options

[This footnote was restated since Amendment Number 1.]
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Common Stock. In December 2004 Kahiki received an initial $1,000,000 loan from Townsends, Inc. "(Townsends") under a $2,000,000 convertible promissory note agreement. Mr. Charles Dix, a Director of Kahiki, is President of Townsends. (See also the Related Party Transactions footnote.) Under this agreement, we have to ask Kahiki's shareholders to approve a new issue of Series A Convertible Preferred Shares without par value at their next shareholders' meeting. The note is convertible into the Series A Convertible Preferred Shares at $2.25 per share. The Preferred Shares would then be convertible into Common Stock on a one for one basis. We expect the conversion price to be $2.25 per share.

As of March 31, 2005, Kahiki had 3,649,848 Common Shares outstanding. In addition, we have reserved 2,298,589 Common Shares for the potential conversion of convertible debt (to Preferred Shares then to Common Shares) (888,889), exercise of warrants (618,234) and exercise of options (791,466), and we have reserved 147,200 Common Shares for the conversion of the remaining options which Kahiki may grant under its option plan.

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

Options (outside the Plan, see Stock Options disclosure below) to purchase Common Shares:

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

At March 31, 2005, Kahiki does not have an active registration statement covering these transactions.

In July, 2001, the Shareholders adopted and approved Kahiki's 2001 Non Qualified and Incentive Stock Option Plan ("Plan"). The Plan allows issuance of options to purchase up to 600,000 Common Shares. Option holders have exercised a total of 48,000 options through March 31, 2005. The Plan has 404,800 options outstanding at that date. The Plan has 147,200 remaining authorized but unissued options at that date. In addition to options granted under the plan, Kahiki granted options outside the Plan provisions prior to fiscal 2005. Our outstanding options outside the Plan total 386,666 at March 31, 2005. We show a reconciliation of Plan and non-Plan options below.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                         2005         2004
                                       -------      --------
Dividend yield                              0             0%
Expected volatility                    124.72           200%
Risk-free interest rates                 4.18%            3%
Expected lives                         5 years       5 years

Kahiki's stock options issued under the Plan are summarized as follows for the fiscal years ended March 31, 2005 and 2004:

                                                     Weighted Average
                                          Options     Exercise Price
                                        (Restated)      (Restated)
                                        ----------   ----------------
Balance outstanding at April 1, 2003     297,800           $0.44
Issued                                   130,000           $0.55
Exercised                                (21,000)          $0.29
Cancelled or expired                          --              --
                                         -------
Balance outstanding at March 31, 2004    406,800           $0.48
Issued                                    51,000           $3.30
Exercised                                (27,000)          $0.35
Cancelled or expired                     (26,000)          $0.74
                                         -------
Balance outstanding at March 31, 2005    404,800           $0.83
                                         =======
Exercisable April 1, 2003                108,400           $0.76
Exercisable March 31, 2004               244,800           $0.42
Exercisable March 31, 2005               271,133           $0.62

Kahiki's stock options issued outside the Plan are summarized as follows for the fiscal years ended March 31, 2005 and 2004:

                                                     Weighted Average
                                          Options     Exercise Price
                                        (Restated)      (Restated)
                                        ----------   ----------------
Balance outstanding at April 1, 2003     336,666           $0.76
Issued                                    80,000           $1.80
Exercised                                     --              --
Cancelled or expired                          --              --
                                         -------
Balance outstanding at March 31, 2004    416,666           $0.58
Issued                                        --              --
Exercised                                (30,000)          $0.17
Cancelled or expired                          --              --
                                         -------
Balance outstanding at March 31, 2005    386,666           $0.58
                                         =======
Exercisable April 1, 2003                108,333           $0.61
Exercisable March 31, 2004               356,666           $0.62
Exercisable March 31, 2005               386,666           $0.58

Kahiki's stock options under the Plan at March 31, 2005 had a range of exercise prices from $0.22 to $3.40, and a weighted average remaining contractual life of
3.3 years. Kahiki's stock options not under the Plan at March 31, 2005 had a range of exercise prices from $0.17 to $1.80, and a weighted average remaining contractual life of 3.5 years.

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

NOTE 10 Concentrations

[This footnote was restated since Amendment Number 1.]
This table shows the percent of gross sales to our largest customers for the fiscal years ending March 31, 2006 and 2005:

                             2005         2004
                          (Restated)   (Restated)
                          ----------   ----------
Wal-Mart and Sam's Club       19%          15%
Costco                        25%          27%

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

NOTE 12 Related Party Transactions

[This footnote was restated since Amendment Number 1.]
Note Payable to shareholder totaling $150,000 at March 31, 2005 and 2004 were originally due February 2005. During the year the note was extended to February 2006. Interest on the note accrues at 2 percent over prime and is paid on first of each month.

Mr. Michael Tsao (Chairman of Kahiki) and Mrs. Alice Tsao (Vice-president and Secretary of Kahiki) personally guaranteed several of Kahiki's loans. At March 31, 2005, the remaining guarantees by Mr. Tsao and Mrs. Tsao total $4,648,000 on ten loans including the Ohio loan. Some of these notes are cognovit notes, under which Kahiki (and Mr. and Mrs. Tsao as guarantors) has waived notice and empowered the lenders to confess judgment if there is a default.

As stated above, in December 2004 Kahiki received a loan from Townsends. Mr. Charles Dix, a Director of Kahiki, is President of Townsends. In December 2004, Kahiki also entered into a poultry purchase agreement with Townsends and a finished product co-pack and storage agreement with Townsends.

The poultry purchase agreement with Townsends requires Kahiki to purchase chicken from Townsends each week at market prices less $0.09 per pound, with a minimum price of $1.21 per pound and a maximum price of $1.81 per pound. Kahiki's purchases can vary from 20,000 pounds per week to 40,000 pounds per week but must average at least 30,000 pounds per week, measured quarterly. This is a take-or-pay contract. Kahiki maintains average purchases at the required level. We expect to be able to use the required average purchases in our weekly production. The contract extends to December 2007. Either Kahiki or Townsends may cancel the contract with one year's notice. Kahiki purchased $1,856,000 of chicken from Townsends in the fiscal year ended March 31, 2005 ($196,000 in fiscal 2004). At March 31, 2005, Kahiki had a payable to Townsends of $45,000 (none at March 31, 2004).

Kahiki also maintains a co-pack agreement with Townsends. Under that agreement, Townsends may order and Kahiki must supply certain levels of product, made to Townsends' specifications and packaged under Townsends' private label for sale to food service operations. Kahiki's selling price to Townsends is limited by the contract to Kahiki's inventory cost plus a stated markup percentage. The contract extends to December 2007. Either Townsends or Kahiki may cancel the contract with thirteen months notice. Under this agreement, Kahiki sold $0 of its products to Townsends in the fiscal year ended March 31, 2005.

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

NOTE 13 Reclassifications

[This footnote was added since Amendment Number 1.]

Certain amounts in the balance sheets, income statements, and statements of cash flows in the original and amended filing of this Annual Report on Form 10-KSB have been reclassified, restated, or corrected. These include:

     1. We amended and restated the balance sheet as of March 31, 2005 to show a net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset.

     2. We amended the reported value of machinery and equipment as of March 31, 2005 by $1 to correct for rounding errors.

     3. We made similar $1 adjustments to the values of accounts receivable, machinery and equipment, and other assets as of March 31, 2004.

     4. We made similar $1 rounding adjustments to the values for purchase of new facility improvements, net cash used in investing activities, and proceeds from long-term debt, all on the statement of cash flows for the year ended March 31, 2004.

     5. We reclassified the $150,000 value of a note payable to a related party from "Current debt" to "Related Party Note Payable" on the balance sheet at March 31, 2004.

     6. We corrected disclosure of new borrowings of debt and of payments of debt in the accompanying statement of cash flows for the year ended March 31, 2005. There was no change in total cash flows from financing activities from this correction.

     7. We reduced and restated net sales and related cost of sales by $395,619 and $249,766 for the years ended March 31, 2005 and 2004, respectively, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. There was no change in net income in either year from these restatements.

These adjustments also changed numerous subtotals and totals on the balance sheets and in the statements of cash flows. This table shows the original amount and the restated amount for each such item. The changes are keyed to the numbers identified in the paragraph above.

                                                Restated       Original
                                         Key      Amount        Amount
                                         ---   -----------   -----------
Balance sheet for March 31, 2005:
Cash                                      1    $        --   $   (10,568)
Total current assets                      1      3,573,520     3,562,952
Machinery & equipment                     2      2,323,311     2,323,312
Net property & equipment                  2     10,883,292    10,883,293
TOTAL ASSETS                              1     14,706,393    14,695,825

Accounts payable                          1      2,231,781     2,221,213
Total current liabilities                 1      3,666,938     3,656,370
Total Liabilities                         1     11,284,365    11,273,797
TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY                                 1     14,706,393    14,695,825

Balance sheet for March 31, 2004:
Accounts Receivable                       3    $ 1,964,940   $ 1,964,941
Machinery & equipment                     3      2,052,143     2,052,144
Other [assets]                            3        439,655       439,656
Current debt                              5        379,491       529,491
Related Party Note Payable                5        150,000            --

Income statement for the year
   ended March 31, 2005:
   Sales                                  7    $18,498,648   $18,894,267
   Cost of sales                          7     14,387,934    14,783,553
   Gross profit                           7      4,110,714     4,110,714

Income statement for the year
 ended March 31, 2004:
   Sales                                  7    $13,943,358   $14,193,124
   Cost of sales                          7     10,092,254    10,342,020
   Gross profit                           7      3,851,104     3,851,104

Statement of cash flows for
   year ended March 31, 2005:
CASH FLOWS FROM OPERATING ACTIVITIES:
   Accounts Payable                       1    $   326,608   $   316,040
      Total adjustments                   1        789,833       779,265
      Net cash provided by operating
         activities                       1        853,361       842,793

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit       6      1,157,605       157,605
   Proceeds from long-term debt           6      1,415,992     1,275,992
   Payments on long-term debt             6     (1,642,387)     (502,387)
Statement of cash flows for
 year ended March 31, 2004:

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of new facility improvements    4    $(3,108,167)  $(3,108,168)
      Net cash used in investing
         activities                       4     (2,571,932)   (2,571,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt           4        583,237       583,236