Form 10QSB/A
period 2005-12-31
KAHIKI FOODS INC
filed 2006-09-15
CIK 1283928

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


                                  AMENDMENT No. 2


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

     Transitional Small Business Disclosure Format (Check One):  Yes [X]  No [ ]

EXPLANATORY NOTE TO AMENDED AND RESTATED FORM 10-QSB

On February 14, 2006, KAHIKI FOODS, INC. ("Kahiki" or "we") filed its Quarterly Report on Form 10-QSB for its fiscal quarter ended December 31, 2005. On March 30, 2006, Kahiki filed Amendment Number 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended December 31, 2005 ("Amendment Number 1") to restate certain information. This filing is Amendment Number 2 to Kahiki's Quarterly Report on Form 10-QSB for its fiscal quarter ended December 31, 2005 ("this Amendment"). We believe this Amendment is necessary to modify and restate the report to comply with generally accepted accounting principles in the United States and Kahiki's filing obligations under the Exchange Act. In this Amendment, we amended and restated certain amounts and disclosures in the accompanying balance sheets, statements of cash flows, in sales and cost of sales (but not net income) on the income statements, and in footnotes to the financial statements. We also amended the Management's Discussion And Analysis Or Plan Of Operation to include additional information. We inserted the word "restated" above tabular information that has been restated. We identified paragraphs that have been restated, and paragraphs that have been added, since Amendment Number 1. The events in this Amendment are as of the initial filing date of February 14, 2006, and do not include subsequent events. This Amendment does not modify the disclosures in the original filing other than as described in this explanatory note. We have included the entire amended Form 10-QSB in this filing for the reader's convenience. This 10-QSB/A (Amendment Number 2) is being filed to amend and restate the following items:

1. In Amendment Number 1, we amended and restated the balance sheet as of March 31, 2005 to show a net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset. Those adjustments also changed numerous subtotals and totals on the balance sheet, and in the restated statement of cash flows. This is a change in disclosure.

2. In Amendment Number 1, we amended the reported value of machinery and equipment as of March 31, 2005 by $1 to correct for rounding errors. This is a change in disclosure.

3. In this Amendment, we amended and restated the balance sheet as of December 31, 2005 to show debt which had technical defaults at that date as current liabilities and not as long-term debt. This is a change in disclosure.

4. In Amendment Number 1, we increased net sales and cost of sales by $123,000 for the three- and nine- month periods ended December 31, 2005 to reflect invoiced freight discounts to a customer which were originally subtracted from reported net sales. That was in error. In this Amendment, we restated net sales and related cost of sales by $125,413 and $105,918 for the three-month periods ended December 31, 2005 and 2004, and by $317,308 and $300,012 for the nine-month periods ended December 31, 2005 and 2004, all respectively and all from their original amounts, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. This represents a correction in policy as well as a correction in disclosure.

5. In this Amendment, we corrected and restated disclosure of new borrowings of debt and of payments of debt in the accompanying statement of cash flows for the nine months ended December 31, 2004. There was no change in total cash flows from financing activities from this correction. This is a change in disclosure.

6. We include herein as footnote 13 to the accompanying unaudited financial statements a summary of the error corrections and restatements identified in paragraphs 1, 2, 3, 4, and 5 above.

7. We restated the description of our revenue recognition accounting policy included in footnote 2 to the accompanying unaudited financial statements. This represents only a correction in disclosure and not a change in policy.

8. We added a description of our freight credits accounting policy to footnote 2 to the accompanying unaudited financial statements. This represents a correction in disclosure and a change in policy.

9. We added a description of our accounting policy on impairment of assets with long lives to footnote 2 to the accompanying unaudited financial statements. This represents only a correction in disclosure and not a change in policy.

10. We added a description of our accounting policy on our interest rate swap to footnote 2 to the accompanying unaudited financial statements. This represents only a correction in disclosure and not a change in policy.

11. We added to footnote 10 to the accompanying unaudited financials statements a description of guarantees of some of Kahiki's debt by two of its officers. This is a change in disclosure.

12. We deleted a sentence from footnote 11 to the accompanying unaudited financial statements that indicated that Kahiki was in compliance with all debt covenants at December 31, 2005. This is a change in disclosure.

13. We amended and restated the disclosures of debt in footnote 11 to the accompanying unaudited financials statements to report and explain the technical defaults in Kahiki's debt. This is a change in disclosure.

14. We amended and restated the discussion in Item 2: "Management's Discussion And Analysis Or Plan Of Operations - Liquidity And Capital Resources" to include discussion of technical defaults in various debt agreements. These technical defaults existed as of December 31, 2005. We also included discussion of guarantees of some of Kahiki's debt by two of its officers. These are all corrections in disclosure. In Item 2, we also adjusted tabular information on percentages of sales, and commentary in our comparisons of operations compared to a year ago.

15. We amended Item 3 Controls and Procedures to provide a better explanation of the results of our evaluation of disclosure controls and procedures.

16. We amended the Index to Exhibits to include reference to all exhibits. We filed as new exhibits the following documents:

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

17. We added disclosure to Part II, Item 3 Defaults Upon Senior Securities to include discussion of technical defaults in various debt agreements.

                               KAHIKI FOODS, INC.

                                  INDEX                                    PAGE
                                  -----                                    ----

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                6

     o    Balance Sheets as of December 31, 2005 (Unaudited) and
          March 31, 2005

     o Statements of Income (Unaudited) for the Three Months and Nine Months Ended December 31, 2005 and 2004

     o Statement of Changes in Stockholders' Equity (Unaudited) for the Nine Months Ended December 31, 2005

     o Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2005 and 2004

     o    Notes to Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations         18

Item 3.  Controls and Procedures                                            24

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3.  Defaults upon Senior Securities                                    25

Item 4.  Submission of Matter to a Vote of Security Holders                 25

Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signatures                                                                  26

Index to Exhibits                                                           27

Exhibits                                                                    30

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               KAHIKI FOODS, INC.
                                 BALANCE SHEETS

                                                       DECEMBER 31, 2005
                                                          (unaudited)         March 31, 2005
                                                          (restated)            (restated)
                                                       -----------------      --------------
                        ASSETS
CURRENT ASSETS
  Cash                                                    $   326,622          $      --
  Accounts receivable                                       2,123,488            1,519,498
  Inventories                                               1,848,069            1,891,985
  Prepaid expenses                                             30,000               42,250
  Restricted deposits - current portion                       277,126                 --
  Refundable income taxes                                     320,000               44,787
  Deferred income taxes                                        35,000               75,000
                                                          -----------          -----------
      TOTAL CURRENT ASSETS                                  4,960,305            3,573,520
                                                          -----------          -----------

PROPERTY AND EQUIPMENT, NET                                12,472,786           10,883,292

OTHER ASSETS
  Deferred loan fees                                          202,539              219,992
  Restricted deposits                                         391,040                 --
  Other deposits                                               23,166               29,589
                                                          -----------          -----------
      TOTAL OTHER ASSETS                                      616,745              249,581
                                                          -----------          -----------


                                                          -----------          -----------
TOTAL ASSETS                                              $18,049,836          $14,706,393
                                                          ===========          ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt                       $11,052,497          $   832,242
  Related party note payable                                  150,000              150,000
  Accounts payable                                          1,443,313            2,231,781
  Accrued expenses                                            646,052              447,565
  Income taxes payable                                           --                  5,350
                                                          -----------          -----------
      TOTAL CURRENT LIABILITIES                            13,291,862            3,666,938
                                                          -----------          -----------

Deferred income taxes                                         301,000                 --
Long-term debt                                                292,671            6,617,427
Related party debt                                               --              1,000,000
                                                          -----------          -----------
      TOTAL LIABILITIES                                    13,885,533           11,284,365
                                                          -----------          -----------

STOCKHOLDERS" EQUITY
Common stock, no par value, 10,000,000 shares
  authorized; 3,700,848 and 3,649,848 issued and
  outstanding, respectively                                 2,794,186            2,780,756
Retained earnings                                           1,370,117              641,272
                                                          -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                            4,164,303            3,422,028
                                                          -----------          -----------

                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $18,049,836          $14,706,393
                                                          ===========          ===========



See notes to financial statements.

                               KAHIKI FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                                             THREE MONTHS ENDED DECEMBER 31,
                                                 2005              2004
                                             (restated)         (restated)
                                             -----------        -----------
Net sales                                   $ 6,038,049        $ 4,068,960

Cost of sales                                 4,608,375          3,161,575
                                             -----------        -----------

GROSS PROFIT                                  1,429,674            907,385

Selling, general and administrative expenses  1,067,116            828,422
                                             -----------        -----------

INCOME FROM OPERATIONS                          362,558             78,963
                                             -----------        -----------

Other income (expense):
  Interest expense                             (160,960)           (37,547)
  Interest and dividend income                    9,313                567
  Life insurance proceeds                       503,442               --
                                             -----------        -----------
    Total other income (expense)                351,795            (36,980)
                                             -----------        -----------

Income before income taxes                      714,353             41,983

Income tax expense                              156,400             16,792
                                             -----------        -----------

NET INCOME                                  $   557,953        $    25,191
                                             ===========        ===========

Weighted average shares outstanding:
  Basic                                       3,690,848          3,627,848
                                             ===========        ===========
  Diluted                                     4,229,263          4,917,317
                                             ===========        ===========

NET INCOME PER COMMON SHARE:
  Basic                                     $      0.15        $      0.01
                                             ===========        ===========
  Diluted                                   $      0.13        $      0.01
                                             ===========        ===========


See notes to financial statements.

                               KAHIKI FOODS, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                                              NINE MONTHS ENDED DECEMBER 31,
                                                 2005               2004
                                             (restated)         (restated)
                                             ------------      ------------
Net sales                                  $ 16,161,976       $ 13,759,848

Cost of sales                                12,995,057         10,631,165
                                            ------------       ------------

GROSS PROFIT                                  3,166,919          3,128,683

Selling, general and administrative expenses  3,221,242          2,789,009
                                            ------------       ------------

INCOME (LOSS) FROM OPERATIONS                   (54,323)           339,674
                                            ------------       ------------

Other income (expense):
  Interest expense                             (416,265)          (182,826)
  Interest and dividend income                   16,615             12,542
  Net loss on marketable securities                --              (22,420)
  Life insurance proceeds                     1,254,218               --
                                            ------------       ------------
    Total other income (expense)                854,568           (192,704)
                                            ------------       ------------

Income before income taxes                      800,245            146,970

Income tax expense                               71,400             58,786
                                            ------------       ------------

NET INCOME                                 $    728,845       $     88,184
                                            ============       ============

Weighted average shares outstanding:
  Basic                                       3,674,326          3,602,265
                                            ============       ============
  Diluted                                     4,224,289          4,889,592
                                            ============       ============

NET INCOME PER COMMON SHARE:
  Basic                                    $       0.20       $       0.02
                                            ============       ============
  Diluted                                  $       0.17       $       0.02
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
                                                   ===========           ===========           ===========


See notes to financial statements

                               KAHIKI FOODS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                                 2005                 2004
                                                                             (restated)            (restated)
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income                                                                 $   728,845           $    88,184
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
        Depreciation and amortization                                            648,913               371,366
        Deferred taxes                                                           341,000                  --
        Unrealized loss on marketable securities                                    --                  14,980
        Net loss on disposal of property and equipment                             1,263                  --
        Changes in operating assets and liabilities:
           Accounts receivable                                                  (603,990)              224,848
           Inventories                                                            36,230              (266,669)
           Refundable income taxes                                              (275,213)                 --
           Other assets                                                         (649,492)              344,004
           Accounts payable                                                     (788,467)              303,682
           Accrued expenses                                                       42,087              (293,854)
           Income taxes payable                                                  151,050              (403,873)
                                                                             -----------           -----------
                Net cash provided by (used in) operating activities             (367,774)              382,668

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                       (1,170,782)              (99,003)
  Purchase of new facility improvements                                       (1,051,701)           (2,991,486)
  Proceeds from the disposal of property and equipment                               200                  --
  Proceeds from the sale of marketable securities                                   --                 540,052
                                                                             -----------           -----------
          Net cash used in investing activities                               (2,222,283)           (2,550,437)
                                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit                                             1,292,270             1,000,000
  Proceeds from long-term debt                                                 2,363,617             2,275,992
  Payments on long-term debt                                                    (654,555)           (1,521,610)
  Capitalized cost of financing                                                    7,750               (80,713)
  Costs from stock issuance                                                         --                  (8,967)
  Payments of bond obligation                                                   (105,833)             (114,213)
  Proceeds from the exercise of stock options                                     13,430                 8,600
                                                                             -----------           -----------
           Net cash provided by financing activities                           2,916,679             1,559,089
                                                                             -----------           -----------

           Net increase (decrease) in cash                                       326,622              (608,680)

Cash - beginning of period                                                          --               1,073,901
                                                                             -----------           -----------

Cash - end of period                                                         $   326,622           $   465,221
                                                                             ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                                                $   366,443           $   277,013
     Income taxes                                                                  5,350               462,459



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


[The following paragraph was added since Amendment Number 1.]
Interest rate swap

In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other non-current assets or other non-current liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was negligible at March 31, 2005 and at December 31, 2005. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000, and was approximately $900,000 at December 31, 2005. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association ("KeyBank"). KeyBank is the counterparty in the swap agreement. We monitor the bank's creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. We record the differential paid or received on the swap each month as an adjustment to interest expense. Kahiki does not have any other derivative instruments.



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

[The following paragraph was added since Amendment Number 1.]
Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki's loans, including, for Mr. Tsao, the ODOD loan. At March 31, 2005, these guarantees totaled $4,648,000 on ten loans. ODOD released the guarantee from Mr. Tsao and from his estate in October 2005. At December 31, 2005, the remaining guarantees by Mrs. Tsao, and Mr. Tsao's estate, total $467,000 on six loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.


[The following footnote was restated since Amendment Number 1.]
NOTE 11. NOTES PAYABLE AND DEBT

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

Most of our debt instruments include financial and other covenants that we must meet. We were not in technical compliance with all covenants in our financial and debt instruments at December 31, 2005. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights.

Kahiki is current in all required payments of principal and interest on all our debt. The defaults, as noted individually below, are caused by the death of Mr. Tsao (which cannot be cured), by a restriction on capital additions in one debt instrument (which cannot be cured), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), and/or by our failure to submit in a timely manner certain reports required by the loan documents. We are in the process of complying with the requirements to file reports. We have requested waivers from all lenders to remove the loans from default status. Total debt in default was $10,872,040 at December 31, 2005.

Our debt is collateralized by all of our property and equipment, receivables, inventory, cash, a certificate of deposit, short- and long-term deposits with ODOD, a letter of credit, and personal guarantees of our Chairwoman. In addition, Kahiki's debt to Mrs. Tsao is subordinated to some of its other debt.

The following discussion summarizes each of Kahiki's loans in which there is a technical default.

Kahiki's two capital leases of equipment in default at December 31, 2005 are with a commercial bank. The defaults arose from the death of Mr. Tsao, who had guaranteed the loans, cross-default clauses in the debt instruments, and from non-compliance with several covenants requiring the submission of periodic reports. The loans have interest rates of 6.2% and 7.6%. They require monthly payments of principal and interest of approximately $11,000 and mature in June and December 2007. Mrs. Tsao has also personally guaranteed these notes. These notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

Kahiki's four loans payable in default at December 31, 2005 are with governmental development agencies. The defaults arose from the death of Mr. Tsao, who had guaranteed the loans, cross-default clauses in the debt instruments, and from non-compliance with several covenants requiring the submission of periodic reports. One loan also restricts any capital additions. They have interest rates ranging from 2.8% to 7.0%. They require monthly payments of principal and interest of approximately $8,000 and mature at various dates through October 2009. One of them requires a balloon payment of approximately $45,000 in December 2007. Mrs. Tsao has personally guaranteed these notes. These notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

Kahiki's loan payable to ODOD is in default at December 31, 2005 because of a cross-default clause with other debt, as well as technical defaults in meeting some of its financial reporting provisions. It has interest rates ranging from 4.6% on principal due by November 2010 to 5.9% on principal due in November 2022. It requires monthly payments of principal and interest of approximately $31,000 and matures in November 2022.

In December 2004, we entered into a $2,000,000 convertible note agreement with Townsends, Inc., a Delaware corporation, and we received $1,000,000 of proceeds at that time. In June 2005, we received an additional $1,000,000 under this agreement. These loans were in default at December 31, 2005 because of a cross-default clause. The notes had interest at 5%. In February 2006, Townsends, Inc. converted the principal of these notes, and accrued interest of $94,167, into 930,741 shares of Kahiki's no par value Series A Convertible Preferred Shares. The conversion price was $2.25 per share.

In December 2004, we entered into a $2,227,187 term loan agreement with KeyBank, and we received $1,228,187 at that time. In June 2005, we received an additional $1,000,000 under this agreement. The term debt with KeyBank has interest at LIBOR plus 2.5% and is due in June 2012. Kahiki makes monthly payments of approximately $27,000 of principal, plus interest on the term debt.

On June 1, 2004, we entered into an agreement with KeyBank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 40% of eligible inventory. We used this line to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolver has interest at LIBOR plus 2.0% and is due in May 2007.

Kahiki's term and revolver loans payable to KeyBank are in default at December 31, 2005 because of cross-default clauses with other debt. Kahiki has technical defaults in meeting some of the other financial reporting provisions as well. The defaulted instruments with KeyBank include Kahiki's interest rate swap agreement and its agreement underlying the required letter of credit in favor of the State of Ohio under the ODOD loan. Because of the defaults, KeyBank may rescind Kahiki's ability to make periodic draws under the revolver loan. The term and revolver notes are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default.

We have requested waivers of defaults from all lenders. To the extent that Kahiki's lenders have not waived the defaults, we classified all loans with technical defaults as current liabilities at December 31, 2005. We are actively trying to clear all of these defaults.

NOTE 12. PAST DUE PAYABLES

At December 31, 2005 and February 9, 2006, Kahiki had $314,976 of accounts payable over 90 days old. Of these, $263,586 related to disputed costs with one contractor on the new facility.


[The following footnote was added since Amendment Number 1.]
NOTE 13. RECLASSIFICATIONS

Certain amounts in the balance sheets and statements of cash flows in the original filing of this Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2005 have been reclassified, restated, or corrected.

 1. In Amendment Number 1, we amended and restated the balance sheet as of March 31, 2005 to show a net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset.

 2. In Amendment Number 1, we amended and restated the reported value of machinery and equipment as of March 31, 2005 by $1 to correct for rounding errors.

 3. In this Amendment, we amended and restated the balance sheet as of December 31, 2005 to show debt which had technical defaults at that date as current liabilities and not as long-term debt.

 4. In Amendment Number 1, we increased net sales and cost of sales by $123,000 for the three- and nine- month periods ended December 31, 2005 to reflect invoiced freight discounts to a customer which were originally subtracted from reported net sales. That was in error. In this Amendment, we restated net sales and related cost of sales by $125,413 and $105,918 for the three-month periods ended December 31, 2005 and 2004, and by $317,308 and $300,012 for the nine-month periods ended December 31, 2005 and 2004, all respectively and all from their original amounts, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. There was no change in net income in any of the reported periods as a result of this restatement.

 5. In this Amendment, we corrected disclosure of new borrowings of debt and of payments of debt in the accompanying statement of cash flows for the nine months ended December 31, 2004. There was no change in total cash flows from financing activities from this correction.

These adjustments and restatements also changed numerous subtotals and totals on the balance sheets, statements of income, and in the statements of cash flows. All of these are changes in disclosure. This table shows the original amount and the restated amount for each such item. The changes are keyed to the numbers identified in the paragraphs above.

                                                  Restated         Original
                                        Key        Amount           Amount
                                        ---      -----------      -----------
Balance sheet for March 31, 2005:
Cash                                     1       $       -        $   (10,568)
TOTAL CURRENT ASSETS                     1         3,573,520        3,562,952
PROPERTY AND EQUIPMENT, NET              2        10,883,292       10,883,293
TOTAL ASSETS                             1        14,706,393       14,695,825

Accounts payable                         1         2,231,781        2,221,213
TOTAL CURRENT LIABILITIES                1         3,666,938        3,656,370
TOTAL LIABILITIES                        1        11,284,365       11,273,797
TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY                               1        14,706,393       14,695,825


Balance sheet (unaudited) for
 December 31, 2005:
Current portion of long term debt        3        11,052,497          760,860
TOTAL CURRENT LIABILITIES                3        13,291,862        3,000,225
Long-term debt                           3           292,671        8,584,308
Related party debt                       3               -          2,000,000


Income statement (unaudited) for
 three months ended December 31, 2005:
Net sales                                4         6,038,049        6,163,462
Cost of sales                            4         4,608,375        4,733,788
GROSS PROFIT                             4         1,429,674        1,429,674

Income statement (unaudited) for
 three months ended December 31, 2004:
Net sales                                4         4,068,960        4,174,878
Cost of sales                            4         3,161,575        3,267,493
GROSS PROFIT                             4           907,385          907,385


Income statement (unaudited) for
 nine months ended December 31, 2005:
Net sales                                4        16,161,976       16,479,284
Cost of sales                            4        12,995,057       13,312,365
GROSS PROFIT                             4         3,166,919        3,166,919

Income statement (unaudited) for
 nine months ended December 31, 2004:
Net sales                                4        13,759,848       14,059,860
Cost of sales                            4        10,631,165       10,931,177
GROSS PROFIT                             4         3,128,683        3,128,683


Statement of cash flows (unaudited) for
 nine months ended December 31, 2004:
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit        5         1,000,000             --
Payments on long-term debt               5        (1,521,610)        (521,610)


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


                       Three months ended               Nine months ended
                  Dec. 31, 2005  Dec. 31, 2004  Dec. 31, 2005  Dec. 31, 2004
                     (restated)     (restated)     (restated)     (restated)
                  -------------  -------------  -------------  -------------
Percentages of net sales:

Net sales                100.0%         100.0%         100.0%         100.0%
Cost of sales             76.3           77.7           80.4           77.3
Gross profit              23.7           22.3           19.6           22.7
Selling, general, and
 administrative expenses  17.7           20.4           19.9           20.3
Income (loss) from
 operations                6.0            1.9           (0.3)           2.4
Interest expense          (2.7)          (0.9)          (2.6)          (1.3)
Life insurance proceeds    8.3             --            7.8             .1
Other income (expense),net 0.2             --            0.1           (0.2)
Income tax expense         2.6            0.4            0.5            0.4
Net income                 9.2%           0.6%           4.5%           0.6%


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


COMPARISON OF QUARTER ENDED DECEMBER 31, 2005 TO QUARTER ENDED DECEMBER 31, 2004

[The following paragraph was restated since Amendment Number 1.]
The quarter ended December 31, 2005 was the highest sales quarter in Kahiki's history. Net sales for the quarter ended December 31, 2005 were $6,038,049 compared to $4,068,960 for the comparable quarter ended December 31, 2004, an increase of over 48%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.

[The following paragraph was restated since Amendment Number 1.]
Early results from our improvements to product flow also improved the gross margin in the quarter. The effort enabled us to recover some of the inefficiencies of moving into the new facility. We increased inventory turns, and we dramatically reduced finished product inventory compared to the March 2005 balances, by 37%. In the quarter, we focused on streamlining the manufacturing process in the new facility and improving purchasing cost control, especially for food costs. Gross margins improved to 23.7% of net sales in the quarter. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.

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



[The following paragraph was added since Amendment Number 1.]
Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki's loans, including, for Mr. Tsao, the ODOD loan. At March 31, 2005, these guarantees totaled $4,648,000 on ten loans. ODOD released the guarantee from Mr. Tsao and from his estate in October 2005. At December 31, 2005, the remaining guarantees by Mrs. Tsao, and Mr. Tsao's estate, total $467,000 on six loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.

[The following paragraph was added since Amendment Number 1.]
Most of our debt instruments include financial and other covenants that we must meet. Although we have made all required payments of principal and interest on all our debt, we were not in technical compliance with all covenants in our financial and debt instruments at December 31. 2005. Several loans have defaults which arose from the death of Mr. Tsao, who had guaranteed the loans, and from non-compliance with several reporting covenants. The Ohio loan has a cross-default clause with other debt, as well as technical defaults in meeting some of its financial reporting provisions. Kahiki's term and revolver loans payable to KeyBank are in default because of cross-default clauses. The defaulted instruments with KeyBank include Kahiki's interest rate swap agreement and its agreement underlying the required letter of credit in favor of the State of Ohio for the Ohio loan. We are actively trying to clear all of these defaults, and obtain waivers of defaults and modifications of loan agreements to avoid technical defaults in the future. The term and revolver notes with KeyBank are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default. To the extent that Kahiki's lenders have not waived the various defaults, we have reported $10,872,040 of debt in default as a current liability on the accompanying unaudited balance sheet for December 31, 2005. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights. However, if they do, it will affect our liquidity. Further explanations of our debt arrangements are included in the accompanying footnotes to the financial statements, and such explanations are incorporated herein by reference.

[The following paragraph was added since Amendment Number 1.]
We expect capital additions to be considerably less over the next twelve months than in the last twelve months. We also expect that we will have no additional debt, other than capital leases on purchases of specific capital items.

[The following paragraph was restated since Amendment Number 1.]
Our efforts at improving product flow within the plant have been initially successful. We expect to continue on these activities. With this effort, we freed up substantial cash from the sale of finished goods. We expect to be able to fund future operations with cash flow from operating activities, although our cash position will remain tight for the foreseeable future. If lenders exercise their rights to accelerate our debt, we may not be able to fund our operations with cash flow from operating activities. Future financing transactions may also include the issuance of common stock from exercise of options or warrants.

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


ITEM 3. CONTROLS AND PROCEDURES


[The following paragraph was restated since Amendment Number 1.]
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commissions's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer, and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15 under the Exchange Act. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

[The following paragraph was restated since Amendment Number 1.]
There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Not applicable.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES


[The following paragraph was added since Amendment Number 1.]
Most of our debt instruments include financial and other covenants that we must meet. We were not in technical compliance with all covenants in our financial and debt instruments at December 31, 2005. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights.

[The following paragraph was added since Amendment Number 1.]
Kahiki is current in all required payments of principal and interest on all our debt. The defaults are caused by the death of Mr. Tsao (which cannot be cured), by a restriction on capital additions in one debt instrument (which cannot be cured), by cross-default clauses in debt instruments (which cannot be cured until all defaults are cured), and/or by our failure to submit in a timely manner certain reports required by the loan documents. We are in the process of complying with the requirements to file reports. We have requested waivers from all lenders to remove the loans from default status. Total debt in default was $10,872,040 at December 31, 2005.



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

Date: September 14, 2006

/s/ Alan L. Hoover
-----------------------------
Alan L. Hoover, President and Chief Executive Officer


Date: September 14, 2006

/s/ Frederick A. Niebauer
-----------------------------
Frederick A. Niebauer, Chief Financial Officer and Treasurer

[The following INDEX TO EXHIBITS was restated since Amendment Number 1.] INDEX TO EXHIBITS

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

10.3      Convertible Promissory Note of   Incorporated herein by reference
          Registrant to Townsends, Inc.    to Exhibit 10.2 of Report on
          dated December 21, 2004          Form 8-K filed on December 28,
                                           2004

EXHIBIT   DESCRIPTION OF EXHIBIT           LOCATION
-------   ----------------------           --------

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

10.11     Registration Rights Agreement    Incorporated herein by reference
          between Registrant and           to Exhibit 10.11 of Report on
          Barron Partners LP, dated        Form 10-KSB for the fiscal year
          February 27, 2004                ended March 31, 2006 filed on
                                           July 14, 2006

10.12     Promissory Note of               Incorporated herein by reference
          Registrant to KeyBank            to Exhibit 10.12 of Report on
          National Association dated       Form 10-KSB for the fiscal year
          June 1, 2004 (revolver)          ended March 31, 2006 filed on
                                           July 14, 2006

10.13     Business Loan Agreement          Incorporated herein by reference
          (Asset Based) between            to Exhibit 10.13 of Report on
          Registrant and KeyBank           Form 10-KSB for the fiscal year
          National Association dated       ended March 31, 2006 filed on
          June 1, 2004 (revolver)          July 14, 2006

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

14.1      Code of Ethics                   Incorporated herein by reference
                                           to Exhibit 14.1 of Report on Form
                                           10-KSB for the fiscal year ended
                                           March 31, 2005 filed on June 21,
                                           2005.

EXHIBIT   DESCRIPTION OF EXHIBIT           LOCATION
-------   ----------------------           --------

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

* Represents compensation arrangement.