Form 10KSB/A
period 2006-03-31
KAHIKI FOODS INC
filed 2006-09-15
CIK 1283928

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A



                               (AMENDMENT NO. 1)


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

Title of class: None


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]


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


State issuer's revenues for its most recent fiscal year. $22,651,677


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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE TO AMENDED AND RESTATED FORM 10-KSB

On July 14, 2006, KAHIKI FOODS, INC. ("Kahiki" or "we") filed its Annual Report on Form 10-KSB for its fiscal year ended March 31, 2006. This filing is Amendment Number 1 to Kahiki's Annual Report on Form 10-KSB for its fiscal year ended March 31, 2006 ("this Amendment"). We believe this Amendment is necessary to modify and restate the report to comply with generally accepted accounting principles in the United States and Kahiki's filing obligations under the Exchange Act. In this Amendment, we amended and restated certain amounts and disclosures in the balance sheets, in sales and cost of sales (but not net income) on the income statements, in the statements of cash flows, and in footnotes to the financial statements. We also amended the Management's Discussion And Analysis Or Plan Of Operation to include additional information. We inserted the word "restated" above tabular information that has been restated. We identified paragraphs that have been restated, and paragraphs that have been added, since the original filing. The events in this amended report are as of the initial filing date of July 14, 2006, and do not include subsequent events. This Amendment does not modify the disclosures in the original filing other than as described in this explanatory note. Other than the incorporation by reference of certain exhibits to the original filing, we have included the entire amended Form 10-KSB in this filing for the reader's convenience. This Amendment number 1 is being filed to amend and restate the following items:

1. We incorporated by reference to the original filing the following exhibits:

Exhibit 4.7 - Specimen Series A Preferred Share Certificate

Exhibit 10.10 - Employment Agreement with Alan L. Hoover

Exhibit 10.11 - Registration Rights Agreement between Registrant and Barron Partners LP, dated February 27, 2004

Exhibit 10.12 - Promissory Note of Registrant to KeyBank National Association dated June 1, 2004 (revolver)

Exhibit 10.13 - Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver)

Exhibit 10.14 - Addendum to Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver)

2. We filed as new exhibits the following documents:

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

3. We restated net sales and related cost of sales by $420,970 and $395,619 for the years ended March 31, 2006 and 2005, respectively, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. This represents a correction in policy as well as a correction in disclosure.



4. We amended and restated footnote 18 to the accompanying financial statements to reflect the error corrections and restatements identified in paragraph 3 above. Note that several other changes in the financial statements for the year ended March 31, 2005 had already been included in note 18 prior to this Amendment.



5. We restated the description of our freight credits accounting policy in footnote 2 to the accompanying financial statements. This represents a correction in disclosure and a change in policy. We restated the tabular information on sales in footnote 13 to the accompanying financial statements.



6. We amended the discussion in ITEM 6: "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" to include updates to tabular presentations of percentages and to amounts shown as sales and cost of sales in the commentary. This represents a correction in disclosure caused by a change in policy.


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


                                        Years ended March 31,
                                ------------------------------------
                                   2006         2005         2004
                                (restated)   (restated)   (restated)
                                ----------   ----------   ----------
Percentages of net sales:
Net sales                         100.0%       100.0%       100.0%
Cost of sales                      83.2         77.8         72.4
Gross profit                       16.8         22.2         27.6
Selling, general, and
   administrative expenses         18.8         21.2         19.2
Income (loss) from operations      (2.0)         1.0          8.4
Interest (expense)                 (2.6)        (0.4)        (1.0)
Life insurance proceeds             5.5           --           --
Other income (expense), net         0.1         (0.1)         0.4
Income tax (expense) benefit        1.4         (0.2)        (2.9)
Net income                          2.4%         0.3%         4.9%

COMPARISON OF YEAR ENDED MARCH 31, 2006 TO YEAR ENDED MARCH 31, 2005



[The following paragraph was restated since the original filing.]



We had the highest sales in Kahiki's history in fiscal 2006, $22,651,677, an increase of 22% from fiscal 2005. We increased capacity when we moved into the new facility. We were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.



[The following paragraph was restated since the original filing.]



Despite record sales, our gross profit margin decreased to 16.5% in fiscal 2006, from 22.2% in fiscal 2005. Most of the decrease stemmed from inefficiencies related to the start-up of our new facility, primarily in the first and second quarters, and early in the third quarter of fiscal 2006. Part of the decrease stemmed from substantially higher depreciation on the new facility and equipment (in total, depreciation was about $400,000 higher in fiscal 2006 than for fiscal
2005). Part of the decrease stemmed from our March 2006 write-off of $188,000 of value of equipment no longer needed in production. The inefficiencies in early fiscal 2006 masked operating improvements that we were able to make beginning in September 2005. At that time, we began to move Kahiki toward more efficient manufacturing. We improved the flow of materials through our plant. We reduced finished goods inventory. We are attempting to produce only what is being ordered by our customers. This effort is ongoing. We expect that continued efforts to align production with orders will help Kahiki improve its operations and cash flows, and provide a basis for future growth. We saw the first substantial benefits from this activity in the quarter ended December 31, 2005. We increased inventory turns, and we dramatically reduced finished product inventory compared to the March 2005 balances. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.


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

COMPARISON OF YEAR ENDED MARCH 31, 2005 TO YEAR ENDED MARCH 31, 2004


[The following paragraph was restated since the original filing.]



Our sales for fiscal 2005 were $18,498,648 compared to $13,943,358 for fiscal 2004, an increase of 33%. The increase is primarily due to sales efforts with new accounts, both retail and club stores, and the introduction of new items.


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



[The list of exhibits was restated from the original filing.]



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

          June 1, 2004 (revolver)          July 14, 2006

10.14     Addendum to Business Loan        Incorporated herein by reference
          Agreement (Asset Based)          to Exhibit 10.14 of Report on
          between Registrant and KeyBank   Form 10-KSB for the fiscal year
          National Association dated       ended March 31, 2006 filed on
          June 1, 2004 (revolver)          July 14, 2006

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

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report Form 10-KSB/A1 to be signed on its behalf by the undersigned, thereunto duly authorized.



KAHIKI FOODS, INC.


By: /s/ Alan L. Hoover
    ---------------------------------
    Alan L. Hoover
    President and Chief Executive Officer
    September 14, 2006



In accordance with the Exchange Act, this Report Form 10-KSB/A1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE:                                      TITLE                 DATE
----------                                      -----                 ----


/s/ Alan L. Hoover                    President and             Sept. 14 , 2006
-----------------------------------   Chief Executive Officer
Alan L. Hoover


/s/ Frederick A. Niebauer             Treasurer and             Sept. 14 , 2006
-----------------------------------   Chief Financial Officer
Frederick A. Niebauer

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

Columbus, Ohio
July 12, 2006

                                                                     A member of
                                                                      [MRI logo]
                         A worldwide association of independent accounting firms

KAHIKI FOODS, INC.
BALANCE SHEETS


                                                        March 31, 2005
                                       March 31, 2006     (restated)
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
                                         ===========      ===========


See notes to financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME
For the Years Ended March 31, 2006 and 2005



                                              2006          2005
                                           (restated)    (restated)
                                          -----------   -----------
Net sales                                 $22,651,677   $18,498,648
Cost of sales                              18,836,214    14,387,934
                                          -----------   -----------
Gross profit                                3,815,463     4,110,714
Selling, general and administrative
   expenses                                 4,269,864     3,931,714
                                          -----------   -----------
Income (loss) from operations                (454,401)      179,000
Other income (expense):
   Interest expense                          (578,183)      (73,374)
   Interest and dividend income                27,551        13,258
   Net loss on marketable securities               --       (22,420)
   Life insurance proceeds                  1,250,000            --
                                          -----------   -----------
      Total other income (expense)            699,368       (82,536)
                                          -----------   -----------
Income before income taxes                    244,967        96,464
Income tax expense (benefit)                 (319,658)       32,936
                                          -----------   -----------
Net income                                    564,625        63,528
Less income allocable as preferred
   stock dividends                             19,633            --
                                          -----------   -----------
Income available to common stockholders   $   544,992   $    63,528
                                          ===========   ===========
Weighted average shares outstanding:
   Basic                                    3,690,175     3,602,896
   Diluted                                  4,965,891     4,008,207
Net income per common share:
   Basic                                  $      0.15   $      0.02
   Diluted                                $      0.11   $      0.02


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

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2006 and 2005


                                                                   2005
                                                     2006       (restated)
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


[The following paragraph was restated from the original filing.]



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

Note 13: Customer Concentrations

Kahiki's reported net sales for the fiscal years ending March 31, 2006 and 2005 contained the following:


                                   2006          2005
                                (restated)    (restated)
                               -----------   -----------
Gross sales                    $24,441,348   $20,230,879
Allowances:
Returns and allowances             129,633        73,153
Slotting fees and free goods       443,113       695,406
Promotions                         997,165       285,604
Discounts and other                219,760       678,068
                               -----------   -----------
Total allowances                 1,789,671     1,732,231
                               -----------   -----------
Net sales                      $22,651,677   $18,498,648
                               ===========   ===========


This table shows the percent of gross sales to our largest customers for the fiscal years ending March 31, 2006 and 2005:

                          2006   2005
                          ----   ----
Wal-Mart and Sam's Club    29%    19%
Costco                      5%    25%

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


[The following footnote was restated from the original filing.]

Note 18: Reclassifications Of Financial Statement Amounts:

We reclassified, restated, or corrected certain amounts in the balance sheets and statements of cash flows as of and for the year ended March 31, 2005, and in the income statements for the years ended March 31, 2006 and 2005.

1. We amended and restated the balance sheet as of March 31, 2005 to show a $10,568 net cash overdraft at that date as an addition to accounts payable in current liabilities rather than as a negative asset.

2. We transferred the $105,979 reserve for promotional activity at March 31, 2005 from accrued expenses to an offset to accounts receivable.

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

6. We restated net sales and related cost of sales by $420,970 and $395,619 for the years ended March 31, 2006 and 2005, respectively, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. There was no change to net income in either year as a result of this restatement.

This table shows the original amount and the revised amount for each such item. The changes are keyed to the numbers identified in the paragraphs immediately above.



                                                Restated      Original
                                        Key      Amount        Amount
                                        ---   -----------   -----------
Balance sheet for March 31, 2005:
Cash                                    1     $        --   $   (10,568)
Accounts receivable, net                2       1,413,519     1,519,498
Total current assets                    1,2     3,467,541     3,562,952
Machinery & equipment                   3       2,323,311     2,323,312
Net property & equipment                3      10,883,292    10,883,293
TOTAL ASSETS                            1,2    14,600,414    14,695,825
Accounts payable                        1       2,231,781     2,221,213
Accrued expenses                        2         341,586       447,565
Total current liabilities               1,2     3,560,959     3,656,370
Total Liabilities                       1,2    11,178,386    11,273,797
TOTAL LIABILITIES & STOCKHOLDERS'
   EQUITY                               1,2    14,600,414    14,695,825

Statement of cash flows for
   year ended March 31, 2005:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Accounts receivable                  2     $   541,427   $   435,448
   Accounts payable                     1         326,608       316,040
   Accrued expenses                     2        (203,441)      (97,462)
      Net cash provided by operating
         activities                     1         853,361       842,793
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit     4       1,157,605       157,605
   Proceeds from long-term debt         4,5     2,415,992     1,275,992
   Proceeds from related party debt     5              --     1,000,000
   Payments on long-term debt           4,5    (1,791,600)     (502,387)
   Payments on bond obligation          5              --      (149,213)
Net increase (decrease) in cash         1      (1,073,901)   (1,084,469)

Income statement for the year
   ended March 31, 2006:
   Sales                                6     $22,651,677   $23,072,647
   Cost of sales                        6      18,836,214    19,257,184
   Gross profit                         6       3,815,463     3,815,463

Income statement for the year
   ended March 31, 2005:
   Sales                                6     $18,498,648   $18,894,267
   Cost of sales                        6      14,387,934    14,783,553
   Gross profit                         6       4,110,714     4,110,714