Form 10QSB/A
period 2006-06-30
KAHIKI FOODS INC
filed 2006-09-15
CIK 1283928

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

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

EXPLANATORY NOTE TO AMENDED AND RESTATED FORM 10-QSB



On August 14, 2006, KAHIKI FOODS, INC. ("Kahiki" or "we") filed its Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2006. This filing is Amendment Number 1 to Kahiki's Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2006 ("this Amendment"). We believe this Amendment is necessary to modify and restate the report to comply with generally accepted accounting principles in the United States and Kahiki's filing obligations under the Exchange Act. In this Amendment, we amended and restated certain amounts and disclosures in the accompanying statements of cash flows, in sales and cost of sales (but not net income) on the income statements, and in footnotes to the financial statements. We also amended the Management's Discussion And Analysis Or Plan Of Operation to include additional information. We inserted the word "restated" above tabular information that has been restated. We identified paragraphs that have been restated, and paragraphs that have been added, since the original filing. The events in this Amendment are as of the initial filing date of August 14, 2006, and do not include subsequent events. This Amendment does not modify the disclosures in the original filing other than as described in this explanatory note. We have included the entire amended Form 10-QSB in this filing for the reader's convenience. This 10-QSB/A (Amendment Number 1) is being filed to amend and restate the following items:



1. We restated net sales and cost of sales by $112,447 and $89,724 for the three-month periods ended June 30, 2006 and 2005, respectively, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. This represents a correction in policy as well as a correction in disclosure.



2. We amended and restated footnote 14 to the accompanying unaudited financial statements to reflect the error corrections and restatements identified in paragraph 1 above. Note that several other changes in the financial statements for the quarter ended June 30, 2005 had already been included in note 14 prior to this Amendment.



3. We amended the description of our freight credits accounting policy in footnote 2 to the accompanying financial statements. This represents a correction in disclosure and a change in policy.



4. We amended the discussion in ITEM 2: "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" to include restated updates to tabular presentations of percentages and to amounts shown as sales and cost of sales in the commentary. This represents a correction in disclosure caused by a change in policy. We also restated the description of our freight credits accounting policy in this discussion.



5. We filed as new exhibits the following documents:



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

KAHIKI FOODS, INC.
STATEMENTS OF INCOME (UNAUDITED)



                                       Three Months Ended June 30,
                                       ---------------------------
                                            2006         2005
                                         (restated)   (restated)
                                         ----------   ----------
Net sales                                $5,944,876   $5,008,282

Cost of sales                             4,680,860    4,198,929
                                         ----------   ----------
Gross profit                              1,264,016      809,353

Selling, general and administrative
   expenses                               1,255,576      958,275
                                         ----------   ----------
Income (loss) from operations                 8,440     (148,922)

Other income (expense):
   Interest expense                        (129,792)     (71,860)
   Interest and other income                  5,481          388
                                         ----------   ----------
      Total other income (expense)         (124,311)     (71,472)
                                         ----------   ----------
Income (loss) before income taxes          (115,871)    (220,394)

Income tax expense (benefit)                (50,000)          --
                                         ----------   ----------
Net income (loss)                           (65,871)    (220,394)

Less income allocable as preferred
   stock dividends                           26,178           --
                                         ----------   ----------
Income (loss) available to
   common stockholders                   $  (92,049)  $ (220,394)
                                         ==========   ==========

Weighted average shares outstanding:
   Basic                                  3,811,698    3,661,261
   Diluted                                5,104,678    4,045,827

Net income (loss) per common share:
   Basic                                 $    (0.02)  $    (0.06)
   Diluted                               $    (0.01)  $    (0.05)



See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Three Months Ended June 30,
                                                                 2005
                                                 2006          (restated)
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


[This footnote was restated from the original filing.]
Note 14: Reclassifications Of Financial Statement Amounts:

We reclassified or corrected certain amounts in the statements of cash flows for the quarter ended June 30, 2005:

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

4. We restated net sales and cost of sales by $112,447 and $89,724 for the three-month periods ended June 30, 2006 and 2005, respectively, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. There were no changes to net income for either of the periods presented as a result of this restatement.

These adjustments also changed subtotals and totals in the statement of cash flows. All of these are changes in disclosure and not changes in policy.

This table shows the original amount and the restated amount for each such item. The changes are keyed to the numbers identified in the paragraphs immediately above.



                                                   Restated      Original
                                           Key      Amount        Amount
                                           ---   -----------   -----------
Income statement (unaudited) for
   three months ended June 30, 2006:
Net sales                                   4    $ 5,944,876   $ 6,057,323
Cost of sales                               4      4,680,860     4,793,307
Gross profit                                4      1,264,016     1,264,016

Income statement (unaudited) for
   three months ended June 30, 2005:
Net sales                                   4      5,008,282     5,098,006
Cost of sales                               4      4,198,929     4,288,653
Gross profit                                4        809,353       809,353

Statement of cash flows (unaudited) for
   the three months ended June 30, 2005:

CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable                            1        (15,522)       (4,954)
Net cash provided by (used in)
   operating activities                     1       (356,436)     (345,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements      2     (1,700,727)           --
Purchase of equipment                       2             --      (649,226)
Purchase of new facility improvements       2             --    (1,051,701)
Proceeds from the disposal of property
   and equipment                            2             --           200

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                  3       (197,678)     (162,678)
Payments of bond obligation                 3             --       (35,000)

Net increase (decrease) in cash             1      1,386,544     1,397,112
Cash - beginning of period                  1             --       (10,568)
Cash - end of period                        1      1,386,544     1,386,544

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


                                                      Three months ended
                                                -----------------------------
                                                Jun. 30, 2006   Jun. 30, 2005
                                                -------------   -------------
                                                  (restated)      (restated)
Percentages of net sales:
Net sales                                          100.0%          100.0%
Cost of sales                                       78.8            83.8
Gross profit                                        21.2            16.2
Selling, general, and administrative expenses       21.1            19.2
Income (loss) from operations                        0.1            (3.0)
Interest expense                                    (2.1)           (1.4)
Other income (expense),net                           0.1              --
Income tax expense                                   0.8              --
Net income                                          (1.1)%          (4.4)%



COMPARISON OF QUARTER ENDED JUNE 30, 2006 TO QUARTER ENDED JUNE 30, 2005



[The following paragraph was restated from the original filing.]
Net sales for the quarter ended June 30, 2006 were $936,594 higher than the comparable quarter in fiscal 2006, an increase of 18.7%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, both retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.



[The following paragraph was restated from the original filing.]
We moved into our new facility in the quarter ending June 30, 2005. We have experienced operating inefficiencies in the start-up of our new facility. Beginning in September 2005, we began to move Kahiki toward more efficient manufacturing. We improved the flow of materials through our plant. We are attempting to produce only what is being ordered by our customers. This effort is ongoing. We expect that continued efforts to align production with orders will help Kahiki improve its operations and cash flows, and provide a basis for future growth. Results from our improvements to product flow within our facility helped improve the gross margin in the quarter ended June 30, 2006. In the quarter, we focused on streamlining the manufacturing process in the new facility and improving purchasing cost control, especially for food costs. Gross margins improved to 21.2% of net sales in the quarter compared to 16.2% a year ago. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.

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


Date: September 14, 2006

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