Form 10QSB
period 2006-09-30
KAHIKI FOODS INC
filed 2006-11-09
CIK 1283928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended — September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from -
Commission file number — 333-113925
Kahiki Foods, Inc.

(Exact name of small business issuer as specified in its charter)
Ohio

(State or other jurisdiction or incorporation or organization)
31-1056793

(I.R.S. Employer Identification No.)
1100 Morrison Road, Gahanna, Ohio 43230

(Address of principal executive offices)
(614) 322-3180

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,831,698 Common Shares and 943,491 Series A Convertible Preferred Shares as of November 8, 2006.
Transitional Small Business Disclosure Format (Check One): Yes ☑ No ☐

EXPLANATORY NOTE TO RESTATEMENT OF CERTAIN PRIOR YEAR AMOUNTS
In this filing, we restated certain amounts and disclosures previously reported as of and for the three- and six-month periods ended September 30, 2005. These restatements affected: sales and cost of sales (but not gross profit or net income), certain disclosures on the accompanying statement of cash flows, and certain disclosures in the footnotes to the unaudited financial statements. We inserted the word “restated” above tabular information that has been restated. We restated the following items:
1. We restated net sales and cost of sales by $102,171 for the three-month period ended September 30, 2005, and by $191,895 for the six-month period ended September 30, 2005, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. This represents a correction in policy as well as a correction in disclosure. There was no change to reported gross profit as a result of these restatements.
2. We restated the unaudited statement of cash flows for the six-month period ended September 30, 2005 to eliminate a net cash overdraft from beginning cash balances and to reflect such balance as an adjustment of changes in accounts payable for the period. This adjustment also changed several subtotals on the statement. This is a change in disclosure.
3. We combined the amounts for purchases of equipment, purchases of new facility improvements, and minor amounts of proceeds from the sale of equipment in the unaudited statement of cash flows for the six-month period ended September 30, 2005. We now report these as purchases of equipment and improvements. There was no change in total cash used in investing activities from this combination.
4. We combined payments on long-term debt and payments of bond obligation in the unaudited statement of cash flows for the six-month period ended September 30, 2005. We now report these as payments on long-term debt. There was no change in total cash flows from financing activities from this combination.
5. We added footnote 14 to the accompanying unaudited financial statements to reflect the error corrections and restatements identified in paragraphs 1 through 4 above.
6. We added a description of our freight credits accounting policy to footnote 2 to the accompanying unaudited financial statements. This represents a correction in disclosure and a change in policy.

KAHIKI FOODS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KAHIKI FOODS, INC.
BALANCE SHEETS

	September 30, 2006
	(unaudited)	March 31, 2006
ASSETS
Current Assets
Cash	$—	$833,655
Accounts receivable, net	2,136,640	2,231,727
Inventories	1,805,673	1,543,534
Refundable income taxes	503,676	493,365
Other current assets	161,838	284,315

Total Current Assets	4,607,827	5,386,596

Property And Equipment, Net	12,097,357	12,211,280

Other Assets
Deferred loan costs	132,502	137,366
Restricted deposits	437,241	426,394
Other deposits	20,517	22,761

Total Other Assets	590,260	586,521

Total Assets	$17,295,444	$18,184,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,846,399	$9,029,071
Accounts payable	2,532,326	2,115,587
Accrued expenses	399,695	455,984
Income taxes payable	—	20,240

Total Current Liabilities	10,778,420	11,620,882
Deferred income taxes	66,000	66,000
Long-term debt	399,154	383,991

Total Liabilities	11,243,574	12,070,873
Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 943,491 and 930,741 shares issued and outstanding, respectively	2,122,854	2,094,167
Common stock, no par value, 9,000,000 shares authorized; 3,831,698 and 3,811,698 shares issued and outstanding, respectively	2,834,489	2,813,460
Retained earnings	1,094,527	1,205,897

Total Stockholders’ Equity	6,051,870	6,113,524

Total Liabilities And Stockholders’ Equity	$17,295,444	$18,184,397

See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
		2005
	2006	(restated)
Net sales	$5,874,977	$5,115,646

Cost of sales	4,745,443	4,187,752

Gross profit	1,129,534	927,894

Selling, general and administrative expenses	1,024,895	1,195,852

Income (loss) from operations	104,639	(267,958)

Other income (expense):
Interest expense	(144,837)	(183,445)
Interest and other income	12,470	7,690
Life insurance proceeds	—	750,000

Total other income (expense)	(132,367)	574,245

Income (loss) before income taxes	(27,728)	306,287

Income tax expense (benefit)	(10,916)	(85,000)

Net income (loss)	(16,812)	391,287

Less income allocable as preferred stock dividends	26,654	—

Income (loss) available to common stockholders	$(43,466)	$391,287

Weighted average shares outstanding:
Basic	3,828,220	3,670,848
Diluted	5,084,117	3,998,731

Net income (loss) per common share:
Basic	$(0.01)	$0.11
Diluted	$—	$0.10
See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended September 30,
		2005
	2006	(restated)
Net sales	$11,819,853	$10,123,928

Cost of sales	9,426,303	8,386,681

Gross profit	2,393,550	1,737,247

Selling, general and administrative expenses	2,280,471	2,154,127

Income (loss) from operations	113,079	(416,880)

Other income (expense):
Interest expense	(274,629)	(255,305)
Interest and other income	17,951	8,078
Life insurance proceeds	—	750,000

Total other income (expense)	(256,678)	502,773

Income (loss) before income taxes	(143,599)	85,893

Income tax expense (benefit)	(60,916)	(85,000)

Net income (loss)	(82,683)	170,893

Less income allocable as preferred stock dividends	52,832	—

Income (loss) available to common stockholders	$(135,515)	$170,893

Weighted average shares outstanding:
Basic	3,820,004	3,666,028
Diluted	5,075,901	3,993,911

Net income (loss) per common share:
Basic	$(0.04)	$0.05
Diluted	$(0.02)	$0.04
See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
		2005
	2006	(restated)
Cash Flows From Operating Activities:
Net income (loss)	$(82,683)	$170,893
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	478,548	409,795
Deferred taxes	—	(85,000)
Life insurance proceeds and deposits	184,205	(750,000)
Net value of property and equipment written off	—	1,263
Compensation expense from stock options	9,829	—
Changes in operating assets and liabilities:
Accounts receivable	95,087	(411,319)
Inventories	(262,139)	(40,424)
Refundable income taxes	(10,311)	44,787
Other assets	(70,331)	(44,903)
Accounts payable	416,739	195,318
Accrued expenses	(56,289)	39,296
Income taxes payable	(20,240)	(5,350)

Net cash provided by (used in) operating activities	682,415	(475,644)

Cash Flows From Investing Activities:
Purchase of equipment and improvements	(359,761)	(2,208,438)

Net cash used in investing activities	(359,761)	(2,208,438)

Cash Flows From Financing Activities:
Line of credit — net	(793,783)	1,342,395
Proceeds from long-term debt	170,818	2,282,810
Payments on long-term debt	(544,544)	(478,333)
Capitalized cost of financing	—	7,750
Proceeds from the exercise of stock options	11,200	8,430

Net cash provided by (used in) financing activities	(1,156,309)	3,163,052

Net increase (decrease) in cash	(833,655)	478,970

Cash — beginning of period	833,655	—

Cash — end of period	$—	$478,970

— Continued —

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended September 30,
		2005
	2006	(restated)

Supplemental Disclosures Of Cash Flow Information:
Cash paid for:
Interest	$275,005	$230,690
Income taxes	(30,365)	(1,057)

Non-cash transactions:
Declaration of stock dividend on Preferred Stock (12,750 shares)	28,687	—
See notes to unaudited financial statements.

KAHIKI FOODS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006
Note 1: Management’s Plan
Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $7,686,684 at September 30, 2006 and $8,874,441 at March 31, 2006.
The death in July 2005 of Michael Tsao, former Chairman, President, and Chief Executive Officer of Kahiki, caused technical defaults in several of Kahiki’s debts. He had personally guaranteed six small debts, and death of a guarantor was a stated default in those loans. In addition, the loss from operations in fiscal 2006 contributed to a failure to meet a financial covenant on debt with KeyBank National Association (“KeyBank”).
The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in the KeyBank and Ohio debt instruments (which cannot be cured until all defaults are cured), and by the failure to meet a financial covenant on debt with KeyBank.
We requested waivers from all lenders to remove the loans from default status. Our major lenders, KeyBank and the State of Ohio, have given us waivers of defaults that occurred through March 31, 2006. We received no other waivers of technical defaults in Kahiki’s debt. Because of the continuing defaults on the other debt, and the cross-default clauses in the KeyBank and State of Ohio debts, the KeyBank and Ohio waivers are not effective for periods subsequent to March 31, 2006.
We prepared the financial statements assuming no waivers of technical defaults, and consequently, we classified all debt in technical default as a current liability.
Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.
We decreased capital additions this fiscal year compared to fiscal 2006. We expect to continue to reduce capital additions. We also expect that we will have no additional debt, other than temporary loans or capital leases on purchases of specific capital items.
Our efforts at improving product flow within the plant have been initially successful. We expect to continue these activities. With this effort, we increased efficiencies within the plant and improved gross profit margins. We expect to be able to fund future operations with cash flow from operating activities, although our cash position will remain tight for the foreseeable future. If lenders exercise their rights to accelerate our debt, we may not be able to fund our operations with cash flow from operating activities. Future financing transactions may also include the issuance of common stock from exercise of options or warrants.

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
Interim Financial Information:
Kahiki’s interim financial statements are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which management deems necessary for a fair presentation of the financial position and operating results for the interim periods. The operating results for the three- and six-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results for Kahiki’s full fiscal year. These unaudited interim financial statements are presented in accordance with the requirements of Form 10-QSB and, consequently, do not include all of the disclosures made in Kahiki’s annual report on Form 10-KSB. You should read these financial statements and notes in conjunction with the financial statements and notes thereto included in Kahiki’s Form 10-KSB for the fiscal year ended March 31, 2006.
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
Accounts Receivable And Risk Concentrations:
Kahiki’s sales are concentrated in a single industry. Kahiki’s sales are also concentrated in a few large customers. We do not have long-term contracts with our customers. Generally, Kahiki’s customers may stop purchasing its products at any time and with minimal or no notice. We expect customers to continue purchasing from Kahiki because of the quality and taste of our products, and our competitive prices.
We maintain a reserve ($100,000 at September 30, 2006 and $117,115 at March 31, 2006) for approved promotional allowances on receivables.
We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at September 30 2006 and at March 31, 2006) to record the estimated risk of loss related to our customers’ ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.

Inventories:
Kahiki’s inventories include perishable fresh poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.
We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at September 30, 2006 and at March 31, 2006). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.
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
Interest Rate Swap:
In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other current assets or other liabilities in the accompanying balance sheets. We record the differential paid or received on the swap each month as an adjustment to interest expense. The value was $11,000 at September 30, 2006 and $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000. It was $821,000 at September 30, 2006 and $893,000 at March 31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association (“KeyBank”). KeyBank is the counterparty in the swap agreement. We monitor the bank’s creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. Kahiki does not have any other derivative instruments.
Revenue Recognition:
We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized and there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, and collection of the resulting receivables is reasonably assured. Customers do not have the right to return products unless the products are damaged.
Freight Credits
We give some customers an invoiced credit for freight. We initially recorded such credits as an expense in cost of sales. However, in accordance with the conclusions reached in Emerging Issues Task Force Issue No. 01-9, we now record such credits as a reduction of sales. We restated sales and cost of sales in the accompanying income statements for the three- and six-month periods ended September 30, 2005 to reflect this correction in accounting policy.
Promotional Allowances, Discounts, And Slotting Fees:
We sometimes offer promotions or co-operative advertising or discounts to customers, or pay slotting fees to customers to obtain shelf space in retail locations. We record all such amounts as a decrease in sales in the period we incur them.
Broker Commissions:
We sell some products directly to our customers. We sell other products through a network of brokers. We expense brokers’ commissions and report them in selling, general and administrative expenses on the accompanying income statements.
Stock Based Compensation:
In prior fiscal years, Kahiki granted options to employees, directors, and outside consultants. Through March 31, 2006 Kahiki elected to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, we did not record expense at the date of grant of options.
Our accounting treatment for stock options changed effective April 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R, Share Based Payment (“SFAS 123R”). This pronouncement supersedes the provisions of APB 25. The Securities and Exchange Commission granted temporary relief from the provisions of SFAS 123R, and made it effective for small businesses, like Kahiki, for their first fiscal year beginning after December 15, 2005. Kahiki adopted the provisions of SFAS 123R as of April 1, 2006.
Among other provisions, SFAS 123R requires Kahiki to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We will use the “modified prospective” method in preparing our financial statements, as allowed by SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any vesting, modifications, or cancellations of existing grants) beginning with the date of adoption. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.
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
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three- and six-month periods ended September 30, 2006 and 2005, Kahiki’s overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes and, for the periods ended September 30, 2005, the effects of non-taxable life insurance premiums.
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
Reclassifications:
We reclassified certain prior year amounts to conform to current classifications.
Note 3: Inventories:
Kahiki’s inventories at September 30, 2006 and March 31, 2006 contained the following:

	September 30,	March 31,
	2006	2006
Raw food products	$434,852	$509,947
Frozen work in process	217,231	188,343
Frozen and packaged finished goods	891,113	520,641
Packaging and supplies	287,477	349,603
Inventory reserve	(25,000)	(25,000)

Total inventories	$1,805,673	$1,543,534

Note 4: Property And Equipment:
Kahiki’s property and equipment at September 30, 2006 and March 31, 2006 contained the following:

	September 30,	March 31,
	2006	2006
Land	$114,485	$114,485
Building and improvements	10,280,415	10,198,773
Machinery and equipment	3,570,393	3,311,177
Furniture and fixtures	180,590	161,689

	14,145,883	13,786,124
Less accumulated depreciation	(2,048,526)	(1,574,844)

Total property and equipment	$12,097,357	$12,211,280

Note 5: Other Current Assets And Other Assets:
Kahiki’s other current assets at September 30, 2006 and March 31, 2006 contained the following:

	September 30,	March 31,
	2006	2006
Deposit held by State of Ohio	$—	$184,425
Current deferred taxes	56,000	56,000
Prepaid insurance	47,542	10,487
Interest rate swap	11,000	18,000
Other	47,296	15,403

Total	$161,838	$284,315

On July 22, 2005, Mr. Michael Tsao died. He was Kahiki’s founder, Chairman of the Board of Directors, President, and Chief Executive Officer. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki had pledged a total of $750,000 of the insurance as collateral on a loan from the State of Ohio Department of Development (“ODOD”). Kahiki received that amount of proceeds from the life insurance policies, plus interest, in the quarter ended September 30, 2005. We recorded all of those September proceeds as restricted deposits. Kahiki deposited the $750,000 proceeds with a commercial bank acting as trustee for Ohio on Kahiki’s ODOD loan. Kahiki received a letter from ODOD indicating that Kahiki could use part of the deposit to make its payments on the ODOD loan from October 2005 to September 2006. ODOD further indicated that the trustee for the ODOD loan will keep the remaining deposit, plus interest, as a reserve to be applied toward the final loan payments (due in 2022). In September 2005,we allocated $368,720 as a restricted deposit in other current assets, and the remainder as a non-current restricted deposit held in other assets. We used $184,295 of the restricted current deposit to make payments on the ODOD loan from October 2005 through March 2006, and the remaining $184,425 to make payments through September 30, 2006. Our “Restricted deposits” in Other Assets on the accompanying September 30, 2006 and March 31, 2006 balance sheets includes $407,241 and $396,394, respectively, for the long-term restricted deposit plus accumulated interest. Kahiki received an additional $500,000 of life insurance proceeds on Mr. Tsao, plus interest, in the quarter ended December 31, 2005. Kahiki had no restrictions on the use of those funds, and we used those December proceeds in our operations. On the accompanying statements of cash flows, we adjusted “Net cash provided by (used in) operating activities” for the effects of the restricted deposits from the September life insurance proceeds to the extent that they were not used in operations upon receipt or were used in operations subsequently to pay down the ODOD loan.
Our “Restricted deposits” in Other Assets on the accompanying September 30, 2006 and March 31, 2006 balance sheets also includes a certificate of deposit from a commercial bank in the amount of $30,000. We pledged this certificate of deposit as additional collateral on a loan that was due in October 2009. That loan had a balance of $68,154 at September 30, 2006. We paid that loan off in October 2006. We also surrendered the certificate of deposit in October 2006 and received the proceeds at that time.
Note 6: Notes Payable And Long-Term Debt:
We treat all capital leases as notes payable and debt. Kahiki’s notes payable and long-term debt at September 30, 2006 and March 31, 2006 contained the following:

	September 30,	March 31,
	2006	2006
Capital leases and loans for the purchase of equipment:
Capital leases of equipment	$438,401	$383,418
Capital leases of equipment, in default	127,997	186,792
Loans payable, in default	122,995	229,088

Capital leases and loans for the purchase of land and buildings:
Capital lease of land	51,386	60,372
ODOD loan, in default	3,775,000	3,850,000

Unsecured borrowings:
Loan payable	69,082	94,831
Note payable to Mrs. Alice Tsao, a related party, in default	60,000	120,000

KeyBank financing:
Term loan, in default	1,829,475	1,988,561
Revolver loan, in default	1,706,217	2,500,000
Short-term loan, in default	65,000	—

Total debt	8,245,553	9,413,062
Less current portion	(7,846,399)	(9,029,071)

Long-term debt	$399,154	$383,991

Our debt is collateralized by all of our property and equipment, receivables, inventory, cash, a certificate of deposit, long-term deposits with ODOD, a letter of credit, and certain personal guarantees of our Chairwoman. In addition, Kahiki’s debt to Mrs. Tsao is subordinated to some of its other debt.

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
Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki’s loans. At September 30, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao’s estate, totaled $250,992 on five loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default. In October 2006, Kahiki paid off one of these guaranteed loans that had a balance of $68,154 at September 30, 2006.
In July 2006, we signed a small new debt agreement with KeyBank and we borrowed $65,000 under that agreement. This was a short-term loan, originally due in October 2006 and now in default. We used part of our estimated tax refund as collateral on the loan. The interest rate is 9.25%. We used the proceeds to pay off one of the other defaulted debts.
In July 2006, we borrowed $105,818 from a commercial lender in the form of a capital lease on the purchase of a specific piece of equipment. We will make 60 monthly payments of approximately $2,200 on this lease. The interest rate is 9.64%.
In October 2006, we borrowed $80,000 and $38,750 from a commercial lender in the form of capital leases on the purchase of two specific pieces of equipment. We will make 60 monthly payments on each, of approximately $1,700 and $800, respectively. The interest rate is 9.64% on each.
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
In 2002, Mrs. Tsao loaned Kahiki $150,000. It is unsecured, and was originally due in February 2005. Mrs. Tsao extended the loan to February 2006. It is now past due. The loan is subordinated to some of Kahiki’s other debt. We reached an agreement with Mrs. Tsao under which Kahiki is making monthly payments of principal of $10,000 on this loan. We expect to pay it off in March 2007.
In December 2004 ($1,000,000) and in June 2005 ($1,000,000), Kahiki received loans from Townsends, Inc. (“Townsends”) under a convertible promissory note agreement. Mr. Charles Dix, a Director of Kahiki, is President of Townsends. In December 2004, Kahiki also entered into a poultry purchase agreement with Townsends and a finished product co-pack and storage agreement with Townsends.
The poultry purchase agreement with Townsends requires Kahiki to purchase chicken from Townsends each week at market prices less $0.09 per pound, with a minimum price of $1.21 per pound and a maximum price of $1.81 per pound. Kahiki’s purchases can vary from 20,000 pounds per week to 40,000 pounds per week but must average at least 30,000 pounds per week, measured quarterly. This is a take-or-pay contract. Kahiki maintains average purchases at the required level. We expect to be able to use the required average purchases in our weekly production. The contract extends to December 2007. Either Kahiki or Townsends may cancel the contract with one year’s notice. Kahiki purchased $737,000 and $719,000 of chicken from Townsends in the three months ended September 30, 2006 and 2005, respectively. Kahiki purchased $1,302,000 and $1,256,000 of chicken from Townsends in the six months ended September 30, 2006 and 2005, respectively. Kahiki had a payable to Townsends of $89,000 and $73,000 at September 30, 2006 and March 31, 2006, respectively.
Kahiki also maintains a co-pack agreement with Townsends. Under that agreement, Townsends may order and Kahiki must supply certain levels of product, made to Townsends’ specifications and packaged under Townsends’ private label for sale to food service operations. Kahiki’s selling price to Townsends is limited by the contract to Kahiki’s inventory cost plus a stated markup percentage. The contract extends to December 2007. Either Townsends or Kahiki may cancel the contract with thirteen months notice. Kahiki sold $279,000 and $14,000 of its products to Townsends in the three months ended September 30, 2006 and 2005, respectively. Kahiki sold $594,000 and $14,000 of its products to Townsends in the six months ended September 30, 2006 and 2005, respectively. Kahiki had a receivable from Townsends of $73,000 and $144,000 at September 30, 2006 and March 31, 2006, respectively.
In April 2006, Kahiki purchased a fryer and refrigeration equipment from Townsends for $100,000. Kahiki will use this equipment in its operations. Kahiki paid for this equipment at $20,000 per month from April through August 2006.
Kahiki’s Board of Directors determined that the terms of the related party transactions were commercially reasonable based on available data at the dates of each of them. In particular, the Board of Directors considered the interest rates and payment terms of the Notes, the discount from market prices on chicken, and the then current market price of Kahiki’s stock relating to the conversion privilege on the debt with Townsends.
Note 8: Payables
At September 30, 2006, Kahiki had $324,758 of accounts payable over 90 days old.
Past due payables of $263,586 related to disputed costs with one contractor on our Morrison Road facility.
In fiscal 2006, we contracted with a lender to advance the funds needed to have a supplier build a new piece of equipment for Kahiki. After completion of the equipment, Kahiki would lease the equipment under a capital lease. The lender advanced $61,172 to the supplier as the initial deposit on the equipment. The supplier declared bankruptcy before the equipment could be completed. The bankruptcy estate of the supplier was unable to accept the contract in time to complete the equipment to meet Kahiki’s needs. Kahiki cancelled the contract. Kahiki recorded the amounts advanced by the lender as a payable to the lender, and this account payable is also more than 90 days old at September 30, 2006. The lender has demanded payment of the advance. Kahiki expensed the deposit in fiscal 2006, and will repay the lender as funds become available.
Note 9: Accrued Liabilities:
Kahiki’s accrued liabilities at September 30, 2006 and March 31, 2006 contained the following:

	September 30,	March 31,
	2006	2006
Payroll and related accruals	$292,205	$312,692
Interest	58,624	61,206
Property taxes	48,866	81,907
Other	—	179

Total	$399,695	$455,984

Note 10: Stockholders’ Equity:
Our Amended and Restated Articles of Incorporation authorize the issuance of up to 10,000,000 shares of capital stock, consisting of 1,000,000 Series A Convertible Preferred Shares without par value (“Preferred Shares”), and 9,000,000 Common Shares without par value.
Series A Convertible Preferred Shares:
Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at the annual rate of $0.1125 per share, payable semi-annually on each June 1 and December 1. Such dividends are cumulative and compound annually if they are not declared and paid. All such dividends take precedence to any dividends on Kahiki’s Common Stock. The Board of Directors has the option to pay such dividends in cash, or in additional shares of Series A Preferred Stock. The holders of Preferred Shares can convert them into Common Shares on a share for share basis (subject to anti-dilution rights). The Preferred Shares have a liquidation preference of 1.5 times the invested amount and entitle the class to elect up to two members of our Board of Directors.
In February 2006, Townsends acquired 930,741 Preferred Shares upon conversion of $2,000,000 aggregate principal amount of notes and $94,167 of accrued interest. The conversion price was $2.25 per Preferred Share. At a meeting of Kahiki’s Board of Directors on August 23, 2006, Kahiki’s Directors (with Mr. Charles Dix abstaining from the vote) declared a dividend on Kahiki’s Series A Preferred Stock of $28,687, payable in the form of 12,750 immediately issuable shares of Series A Preferred Stock. The amount reflects the annual rate of dividend on the Series A Preferred Stock for the period that Townsends owned such stock and until June 1, 2006, with such amount converted to shares of Series A Preferred Stock at a rate of $2.25 per share. At September 30, 2006 and March 31, 2006, Kahiki had 943,491 and 930,741 Preferred Shares outstanding, respectively.

Common Shares:
As of September 30, 2006, Kahiki has 3,831,698 Common Shares outstanding. In addition, we have reserved 2,094,591 Common Shares for the conversion of currently outstanding Preferred Shares (943,491), warrants (618,234) and options (532,866), and we have reserved 196,450 Common Shares for the conversion of the remaining options which Kahiki may grant under its option plan.
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
Note 11: Stock Options:
In July, 2001, the Shareholders adopted and approved Kahiki’s 2001 Non Qualified and Incentive Stock Option Plan (the “Plan”). The Plan allows issuance of options to purchase up to 600,000 Common Shares. Option holders have exercised a total of 131,350 options through September 30, 2006. The Plan has 272,200 options outstanding at that date. The Plan has 196,450 remaining authorized but unissued options at that date. In addition to options granted under the plan, Kahiki granted options outside the Plan provisions prior to fiscal 2005. Our outstanding options outside the Plan total 260,666 at September 30, 2006. We show a reconciliation of Plan and non-Plan options below.
As part of the registration statement provisions, we will not grant options and warrants to officers, directors, employees, 5% shareholders or affiliates for a one year period following the date of the registration statement (that period expired September 29, 2006).

We recorded a compensation expense of $2,335 and $9,829 in selling, general, and administrative expenses on the accompanying income statements for the three- and six-month periods ended September 30, 2006, respectively, from the adoption of SFAS 123R. This expense related to previously-issued options.
If we had determined compensation costs for our options based on their fair value at their grant dates consistent with the methodology in SFAS 123R, our reported net income and earnings per share would change as indicated below for the three- and six-month periods ended September 30, 2005:

	Three months ended	Six months ended
	Sept. 30, 2005	Sept. 30, 2005

Net income (loss) available to common stockholders, as reported	$391,287	$170,893
Total stock-based compensation expense determined under fair value based methods for all awards, net of tax benefit	13,758	27,516

Net income (loss) available to common stockholders, as adjusted	$377,529	$143,377

Basic earnings per share:
As reported	$0.11	$0.05
As adjusted	0.10	0.04

Diluted earnings per share:
As reported	$0.10	$0.04
As adjusted	0.09	0.04
When Kahiki issues options, we estimate fair value at the date of grant by using the Black-Scholes option-pricing model. We issued no options in fiscal 2006 or in the three- or six-month periods ended September 30, 2006. Kahiki’s stock options issued under the Plan are summarized as follows for the fiscal year ended March 31, 2006 and the six- month period ended September 30, 2006:

		Weighted Average
	Options	Exercise Price
Balance outstanding at March 31, 2005	404,800	$0.83
Issued	—	—
Exercised	(63,350)	$0.36
Cancelled or expired	(39,250)	$2.31

Balance outstanding at March 31, 2006	302,200	$0.74
Issued	—	—
Exercised	(20,000)	$0.56
Cancelled or expired	(10,000)	$0.56

Balance outstanding at Sept. 30, 2006	272,200	$0.76

Exercisable March 31, 2005	271,133	$0.62
Exercisable March 31, 2006	255,450	$0.70
Exercisable September 30, 2006	261,533	$0.69

Kahiki’s stock options issued outside the Plan are summarized as follows for the fiscal year ended March 31, 2006 and the six-month period ended September 30, 2006:

		Weighted Average
	Options	Exercise Price
Balance outstanding at March 31, 2005	386,666	$0.58
Issued	—	—
Exercised	(126,000)	$0.41
Cancelled or expired	—	—

Balance outstanding at March 31, 2006 and at September 30, 2006	260,666	$0.67

Exercisable March 31, 2005	386,666	$0.58
Exercisable March 31, 2006	260,666	$0.67
Exercisable September 30, 2006	260,666	$0.67
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
All the warrants were immediately exercisable and they expire in February 2009. The warrants held by Barron Partners LP have a cashless exercise feature. If Kahiki’s stock price exceeds the strike price of the warrants, Barron Partners LP may receive a proportionate amount of Common Shares without Kahiki receiving any cash in payment. All warrants contain normal anti-dilution features, and we will adjust the number of shares to be received upon exercise, and the exercise price, if Kahiki has a corporate reorganization, restructuring, share dividend or other corporate action, to maintain the rights of the warrant holders substantially as if such action had not occurred.

Note 13: Earnings Per Share:
We calculated our earnings per share using the following values for the three- and six-month periods ending September 30, 2006 and 2005:

	Three-month period ended September 30,
	2006	2005
Basic earnings per share:
Numerator — income (loss) available to common shareholders	$(43,466)	$391,287
Denominator:
Weighted average outstanding Common Shares	3,828,220	3,670,848
Basic earnings (loss) per share	$(0.01)	$0.11

Diluted earnings per share:
Numerator — net income (loss)	$(16,812)	$391,287
Denominator:
Weighted average outstanding Common Shares	3,828,220	3,670,848
Effect of dilutive options	312,406	327,883
Dilutive Preferred Shares	943,491	—

Total shares in denominator	5,084,117	3,998,731

Diluted earnings (loss) per share	$—	$0.10

	Six-month period ended September 30,
	2006	2005
Basic earnings per share:
Numerator — income (loss) available to common shareholders	$(135,515)	$170,893
Denominator:
Weighted average outstanding Common Shares	3,820,004	3,666,028
Basic earnings (loss) per share	$(0.04)	$0.05

Diluted earnings per share:
Numerator — net income (loss)	$(82,683)	$170,893
Denominator:
Weighted average outstanding Common Shares	3,820,004	3,666,028
Effect of dilutive options	312,406	327,883
Dilutive Preferred Shares	943,491	—

Total shares in denominator	5,075,901	3,993,911
Diluted earnings (loss) per share	$(0.02)	$0.04
Note 14: Reclassifications Of Financial Statement Amounts:
We restated, reclassified or corrected certain amounts in the statements of income for the three- and six-month periods ended September 30, 2005, and in the statement of cash flows for the six-month period ended September 30, 2005.

1. We restated net sales and cost of sales by $102,171 for the three-month period ended September 30, 2005, and by $191,895 for the six-month period ended September 30, 2005, to reflect invoiced freight discounts to customers as a reduction in sales rather than as freight costs included as part of cost of sales. The freight discounts are more properly shown as a reduction in revenue per the conclusions reached in Emerging Issues Task Force Issue No. 01-9. This represents a correction in policy as well as a correction in disclosure. There was no change to reported gross profit as a result of these restatements.
2. We restated the unaudited statement of cash flows for the six-month period ended September 30, 2005 to eliminate a net cash overdraft from beginning cash balances and to reflect such balance as an adjustment of changes in accounts payable for the period. This adjustment also changed several subtotals on the statement. This is a change in disclosure.
3. We combined the amounts for purchases of equipment, purchases of new facility improvements, and minor amounts of proceeds from the sale of equipment in the unaudited statement of cash flows for the six-month period ended September 30, 2005. We now report these as purchases of equipment and improvements. There was no change in total cash used in investing activities from this combination.
4. We combined payments on long-term debt and payments of bond obligation in the unaudited statement of cash flows for the six-month period ended September 30, 2005. We now report these as payments on long-term debt. There was no change in total cash flows from financing activities from this combination.
This table shows the original amount and the revised amount for each such item. The changes are keyed to the numbers identified in the paragraphs immediately above.

		Revised	Original
	Key	Amount	Amount
Income statement (unaudited) for three months ended Sept. 30, 2005:
Net sales	1	$5,115,646	$5,217,817
Cost of sales	1	4,187,752	4,289,923
GROSS PROFIT	1	927,894	927,894

Income statement (unaudited) for six months ended Sept. 30, 2005:
Net sales	1	10,123,928	10,315,823
Cost of sales	1	8,386,681	8,578,576
GROSS PROFIT	1	1,737,247	1,737,247

Statement of cash flows (unaudited) for the six months ended Sept. 30, 2005:

CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable	2	195,318	205,886
Net cash provided by (used in) operating activities	2	(475,644)	(465,076)

		Revised	Original
	Key	Amount	Amount
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements	3	(2,208,438)	—
Purchase of equipment	3	—	(1,156,937)
Purchase of new facility improvements	3	—	(1,051,701)
Proceeds from the disposal of property and equipment	3	—	200

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	4	(478,333)	(408,333)
Payments of bond obligation	4	—	(70,000)

Net increase (decrease) in cash	2	478,970	489,538
Cash — beginning of period	2	—	(10,568)
Cash — end of period	2	478,970	478,970

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Please read this discussion and analysis and plan of operations in conjunction with the accompanying unaudited financial statements and the notes thereto included elsewhere in this report on Form 10-QSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-QSB, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. (See the section titled “FORWARD-LOOKING STATEMENTS” for a more complete discussion.)
OVERVIEW
We are a specialty branded food company that manufactures, distributes and sells frozen Asian and Pacific Rim food products throughout the United States and Canada. Most of our products are branded as Kahiki; some are private labeled products for certain customers. Our customers are mainly food stores, membership warehouse clubs, and supermarkets. Our sales are concentrated in a few customers. We actively engage in promotions, and we pay slotting fees to certain customers to gain shelf space for our products. We believe that Kahiki foods are better-tasting than competitors’ products. We maintain an active research and development function to develop and market new products.
RESULTS OF OPERATIONS
The following table sets forth, for the three- and six-month periods ending September 30, 2006 and 2005, the percentage of net sales represented by the specified items included in our unaudited statements of income. We have included this comparison because we believe it adds a meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical unaudited statements of income determined in accordance with accounting principles generally accepted in the United States of America. This table does not purport to be indicative of future results of operations.

	Three months ended		Six months ended
	Sep. 30, 06	Sep. 30, 05	Sep. 30, 06	Sep. 30, 05
Percentages of net sales:

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.8)	(81.9)	(79.7)	(82.8)
Gross profit	19.2	18.1	20.3	17.2
Selling, general, and administrative expense	(17.4)	(23.3)	(19.3)	(21.3)
Income (loss) from operations	1.8	(5.2)	1.0	(4.1)
Interest (expense)	(2.5)	(3.6)	(2.3)	(2.5)
Other income, net	0.2	14.7	0.1	7.5
Income tax credit (expense)	0.2	1.7	0.5	0.8
Net income (loss)	(0.3)%	7.6%	(0.7)%	1.7%

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2006 TO QUARTER ENDED SEPTEMBER 30, 2005
Net sales for the quarter ended September 30, 2006 were $759,331 higher than the comparable quarter in fiscal 2006, an increase of 14.8%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, to retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.
We moved into our new facility in May 2005. We have experienced operating inefficiencies in the start-up of our new facility. Beginning in September 2005, we began to move Kahiki toward more efficient manufacturing. We improved the flow of materials through our plant. We are attempting to produce only what is being ordered by our customers. This effort is ongoing. We expect that continued efforts to align production with orders will help Kahiki improve its operations and cash flows, and provide a basis for future growth. Results from our improvements to product flow within our facility helped improve the gross margin in the three- and six-month periods ended September 30, 2006. In those periods, we focused on streamlining the manufacturing process in the new facility and improving purchasing cost control, especially for food costs. Gross margins improved to 19.2% of net sales in the quarter compared to 18.1% a year ago. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.
Selling, general, and administrative costs decreased in the quarter compared to the same quarter last year. This stemmed from lower payroll costs and reduced advertising and promotions in the quarter compared to last year.
Interest expense decreased in the quarter despite higher interest rates. This is due mainly to lower debt levels, as Townsends converted their debt into preferred shares in February 2006 and we made payments against our other debt.
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income.
We reported an operating income in the quarter ended September 30, 2006 compared to an operating loss the prior year. Improvements came from higher sales and the initial effects of improving product flow within the plant. We had substantial other income from life insurance proceeds in the quarter ended September 30, 2005. This contributed heavily to the reported net income in the prior year quarter.
COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2006 TO SIX MONTHS ENDED SEPTEMBER 30, 2005
Net sales for the six-month period ended September 30, 2006 were $1,695,925 higher than the comparable period in fiscal 2006, an increase of 16.8%. This is also the result of increased capacity and increases in sales to both retail outlets and membership warehouse club stores.

Results from our improvements to product flow within our facility helped improve the gross margin in the six-month period ended September 30, 2006. In the period, gross margins improved to 20.3% of net sales compared to 17.2% a year ago. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.
Selling, general, and administrative costs increased in the six-month period compared to the same period last year. Some of the increase came from brokers fees and other selling costs related to the higher sales. We had higher costs for consultants. We added management to assist in product innovation and marketing efforts.
Interest expense was higher in the six-month period this year than in the same period a year ago. This is due mainly to the effects of capitalized interest while our new facility was being renovated. Now that construction has been completed (May 2005) and we have moved into the new facility, we treat all interest as expense and no further interest is capitalized. Interest for the quarter, as noted above, is lower than last year from lower debt levels.
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income.
We reported an operating income of $113,079 in the six-month period ended September 30, 2006 compared to an operating loss of $416,880 the prior year, an improvement of $529,959. Improvements came from higher sales and the initial effects of improving product flow within the plant. We had substantial other income from life insurance proceeds in the six-month period ended September 30, 2005. This contributed heavily to the reported net income in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
In December 2002, we arranged an economic development loan with the State of Ohio for $4.18 million. We used the proceeds to purchase our production facility, provide funds for improvements to the building, and purchase equipment.
In December 2004, we signed a $2.227 million dollar financing package with KeyBank National Association (“KeyBank”) and a $2.0 million dollar financing package with Townsends. Under the terms of the agreements, $2.227 million was immediately available to help fund the completion of construction of our production facility, and for working capital (of this, $1.227 million was from KeyBank and $1.0 million was from Townsends). Upon start-up of the new plant, an additional $2.0 million was to be available for working capital. We received the final $2 million in June 2005 ($1.0 million from each of KeyBank and Townsends).
Due to cost overruns on the building and equipment, we used all of the State of Ohio loan and the entire $4.227 million financing package with KeyBank and Townsends to complete the facility, and none for working capital. During the year ended March 31, 2006, we spent $2,428,482 to complete the facility improvements, and to purchase equipment.

In August 2004, Kahiki and KeyBank entered into a letter of credit agreement for a standby letter of credit in the amount of $418,000. Kahiki is contingently liable under this standby letter of credit. The State of Ohio is the beneficiary. The letter of credit must be maintained until the Ohio loan matures in November 2022.
On June 1, 2004, we entered into an agreement with KeyBank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 40% of eligible inventory. We used this line to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2007. At September 30, 2006, we had outstanding borrowings of $1,706,217 under this line.
Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki’s loans. At September 30, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao’s estate, totaled $250,992 on five loans. All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default. In October 2006, Kahiki paid off one of these guaranteed loans that had a balance of $68,154 at September 30, 2006.
Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $7,686,684 at September 30, 2006.
The death in July 2005 of Michael Tsao, former Chairman, President, and Chief Executive Officer of Kahiki, caused technical defaults in several of Kahiki’s debts. He had personally guaranteed several small debts, and death of a guarantor was a stated default in those loans. In addition, the loss from operations in fiscal 2006 contributed to a failure to meet a financial covenant on debt with KeyBank.
The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in the KeyBank and Ohio debt instruments (which cannot be cured until all defaults are cured), and by the failure to meet a financial covenant on debt with KeyBank. The defaulted instruments with KeyBank include all the KeyBank loans as well as Kahiki’s interest rate swap agreement and the agreement underlying the required letter of credit in favor of the State of Ohio for the Ohio loan. The term and revolver notes with KeyBank are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default. Further explanations of our debt arrangements are included in the accompanying footnotes to the September 30, 2006 unaudited financial statements, and in the footnotes to our annual report for the year ended March 31, 2006. Such explanations are incorporated herein by reference.
We requested waivers from all lenders to remove the loans from default status. Our major lenders, KeyBank and the State of Ohio, have given us waivers of defaults that occurred through March 31, 2006. We received no other waivers of technical defaults in Kahiki’s debt. Because of the continuing defaults on the other debt, and the cross-default clauses in the KeyBank and State of Ohio debts, the KeyBank and Ohio waivers are not effective for periods subsequent to March 31, 2006.

We prepared the financial statements assuming no waivers of technical defaults, and consequently, we classified all debt in technical default as a current liability.
Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.
In fiscal 2006, we contracted with a lender to advance the funds needed to have a supplier build a new piece of equipment for Kahiki. After completion of the equipment, Kahiki would lease the equipment under a capital lease. The lender advanced $61,172 to the supplier as the initial deposit on the equipment. The supplier declared bankruptcy before the equipment could be completed. The bankruptcy estate of the supplier was unable to accept the contract in time to complete the equipment to meet Kahiki’s needs. Kahiki cancelled the contract. Kahiki recorded the amounts advanced by the lender as a payable to the lender. The lender has demanded payment of the advance. Kahiki expensed the deposit in fiscal 2006, and will repay the lender as funds become available.
We received a notification in October of 2004 that Sam’s Club discontinued our product in their stores. Our product has always been sold as an “in and out” item in Sam’s. This means it is only sold for a time period of several weeks up to several months. Our product was accepted back in to Sam’s Club by the end of June 2005. Sam’s Club continues to be one of our largest customers. Our sales to Sam’s Club were 23% of our total sales in fiscal 2006. If we were to lose this customer, it may affect our liquidity.
We expect capital additions to be considerably less over the next twelve months than in the last twelve months. We also expect that we will have no additional debt, other than temporary loans or capital leases on purchases of specific capital items.
Kahiki reported $682,415 of net cash provided by operating activities in the six months ended September 30, 2006. We used that cash to pay for capital additions and to reduce our debt.
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
Accounts Receivable And Risk Concentrations:
Kahiki’s sales are concentrated in a single industry. Kahiki’s sales are also concentrated in a few large customers. We do not have long-term contracts with our customers. Generally, Kahiki’s customers may stop purchasing its products at any time and with minimal or no notice. We expect customers to continue purchasing from Kahiki because of the quality and taste of our products, and our competitive prices.
We maintain a reserve ($100,000 at September 30, 2006 and $117,115 at March 31, 2006) for approved promotional allowances on receivables.
We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at September 30 2006 and at March 31, 2006) to record the estimated risk of loss related to our customers’ ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.
Inventories:
Kahiki’s inventories include perishable fresh poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.
We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at September 30, 2006 and at March 31, 2006). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.
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
Interest Rate Swap:
In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other current assets or other liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was $11,000 at September 30, 2006 and $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. We record the differential paid or received on the swap each month as an adjustment to interest expense. Our notional principal amount was initially $1,000,000. It was $821,000 at September 30, 2006 and $893,000 at March 31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association (“KeyBank”). KeyBank is the counterparty in the swap agreement. We monitor the bank’s creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. Kahiki does not have any other derivative instruments.
Revenue Recognition:
We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized and there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, and collection of the resulting receivables is reasonably assured. Customers do not have the right to return products unless the products are damaged.
Freight Credits
We give some customers an invoiced credit for freight. We initially recorded such credits as an expense in cost of sales. However, in accordance with the conclusions reached in Emerging Issues Task Force Issue No. 01-9, we now record such credits as a reduction of sales. We restated sales and cost of sales in the accompanying income statements for the three- and six-month periods ended September 30, 2005 to reflect this correction in accounting policy.
Promotional Allowances, Discounts, And Slotting Fees:
We sometimes offer promotions or co-operative advertising or discounts to customers, or pay slotting fees to customers to obtain shelf space in retail locations. We record all such amounts as a decrease in sales in the period we incur them.
Broker Commissions:
We sell some products directly to our customers. We sell other products through a network of brokers. We expense brokers’ commissions and report them in selling, general and administrative expenses on the accompanying income statements.
Stock Based Compensation:
In prior fiscal years, Kahiki granted options to employees, directors, and outside consultants. Through March 31, 2006 Kahiki elected to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, we did not record expense at the date of grant of options.
Our accounting treatment for stock options changed effective April 1, 2006. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R, Share Based Payment (“SFAS 123R”). This pronouncement supersedes the provisions of APB 25. The Securities and Exchange Commission granted temporary relief from the provisions of SFAS 123R, and made it effective for small businesses, like Kahiki, for their first fiscal year beginning after December 15, 2005. Kahiki adopted the provisions of SFAS 123R as of April 1, 2006.
Among other provisions, SFAS 123R requires Kahiki to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We will use the “modified prospective” method in preparing our financial statements, as allowed by SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any vesting, modifications, or cancellations of existing grants) beginning with the date of adoption. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.
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
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three- and six-month periods ended September 30, 2006 and 2005, Kahiki’s overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes and, for the periods ended September 30, 2005, the effects of non-taxable life insurance premiums.
FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may”, and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: acceleration of our debt by our lenders, a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission.
You should not rely on these forward-looking statements, which reflect only Kahiki Food’s opinion as of the date of this Quarterly Report. We do not assume any obligation to revise forward-looking statements.
ITEM 3. CONTROLS AND PROCEDURES
Kahiki management is responsible for establishing and maintaining adequate internal control over its disclosure controls and procedures.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commissions’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Townsends, Inc. (“Townsends”) owns all of the outstanding Series A Preferred Stock of Kahiki Foods, Inc. (“Kahiki”). Mr. Chuck Dix, President of Townsends, is also a Director of Kahiki.
Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at the annual rate of $0.1125 per share, payable semi-annually on each June 1 and December 1. Such dividends are cumulative and compound annually if they are not declared and paid. All such dividends take precedence to any dividends on Kahiki’s Common Stock. The Board of Directors has the option to pay such dividends in cash, or in additional shares of Series A Preferred Stock.
At a meeting of Kahiki’s Board of Directors on August 23, 2006, Kahiki’s Directors (with Mr. Chuck Dix abstaining from the vote) declared a dividend on Kahiki’s Series A Preferred Stock of $28,687, payable in the form of 12,750 immediately issuable shares of Series A Preferred Stock. The amount reflects the annual rate of dividend on the Series A Preferred Stock for the period that Townsends owned such stock and until June 1, 2006, with such amount converted to shares of Series A Preferred Stock at a rate of $2.25 per share.
Each share of Kahiki’s Series A Preferred Stock is convertible into one share of Kahiki Common Stock. After considering this dividend of shares, Townsends owns 943,491 shares of Series A Preferred Stock. If all such shares were converted into Common Stock, Townsends would own approximately 19.8% of the total then-outstanding Common Stock.
A full description of the provisions of the Series A Preferred Stock is included in the “AMENDED AND RESTATED ARTICLES OF INCORPORATION OF KAHIKI FOODS, INC.” as outlined in Appendix B to the Definitive Proxy Statement for the Annual Meeting of Kahiki Shareholders held on August 8, 2005.
Item 3. Defaults upon Senior Securities
Most of our debt instruments include financial and other covenants that we must meet. We were not in technical compliance with all covenants in our financial and debt instruments at September 30, 2006. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights.
Kahiki is current in all required payments of principal and interest on all our debt. The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in the KeyBank and Ohio debt instruments (which cannot be cured until all defaults are cured), and by failure of a financial covenant in our debt with KeyBank. Total debt in default was $7,686,684 at September 30, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of the Shareholders of Kahiki held on August 23, 2006, the Shareholders elected six Directors and ratified the selection of Plante & Moran, PLLC as Kahiki’s independent auditors for the year ended March 31, 2007. Shareholders did not vote on any other issues at the Annual Meeting. Shareholders voted 3,558,873 shares of Common Stock and 930,741 shares of Series A Preferred Stock, a total of 4,489,614 shares, at the Annual Meeting.
Proxies for the annual meeting of shareholders were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to the nominees as listed in the proxy statement. Shareholders elected all nominees as Directors.

The voting for Directors is summarized as follows:

Directors elected	Votes for	Votes withheld
Alice W. Tsao	4,469,614	20,000
Charles Dix	4,469,614	20,000
John Dix	4,489,614	0
Allen Proctor	4,489,614	0
R. L. Richards	4,488,614	1,000
Bradford M. Sprague	4,489,614	0
The voting for the ratification of Plante & Moran, PLLC as auditors was 4,489,614 shares for, 0 shares against, and 0 shares abstained.
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibits filed with this Quarterly Report on Form 10-QSB are attached hereto. For a list of our exhibits, see “Index to Exhibits” following the signature page.
(b) Reports on Form 8-K
Kahiki filed an 8-K dated August 23, 2006 to report:
•	The declaration of a dividend on preferred shares in the form of 12,750 additional preferred shares and the issuance of those additional shares, and

•	The actions by the shareholders at the Annual Meeting held on August 23 2006.
Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KAHIKI FOODS, INC.
(Registrant)

/s/ Alan L. Hoover
Alan L. Hoover, President and Chief Executive Officer
Date: November 9, 2006

/s/ Frederick A. Niebauer
Frederick A. Niebauer, Chief Financial Officer and Treasurer
Date: November 9, 2006

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION OF EXHIBIT	LOCATION

3.1	Amended and Restated Articles of Incorporation of Registrant	Incorporated herein by reference to Exhibit 3.1 of Registration Statement on Form SB-2 (Registration No. 333-126268)

3.2	Code of Regulations of the Registrant	Incorporated herein by reference to Exhibit 3.2 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.1	Specimen Common Share Certificate	Incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.2	$2.25 Common Share Purchase Warrant	Incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.3	$3.00 Common Share Purchase Warrant	Incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.4*	2001 Non-Qualified and Incentive Stock Option Plan of Registrant	Incorporated herein by reference to Exhibit 4.5 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.7	Specimen Series A Preferred Share Certificate	Incorporated herein by reference to Exhibit 4.7 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.1	Loan Agreement between Registrant and The Director of Development of Ohio dated as of December 1, 2002	Incorporated herein by reference to Exhibit 10.2 of Registration Statement on Form SB-2 (Registration No. 333-113925)

10.2	Convertible Note Purchase Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.1 of Report on Form 8-K filed on December 28, 2004

10.3	Convertible Promissory Note of Registrant to Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.2 of Report on Form 8-K filed on December 28, 2004

EXHIBIT	DESCRIPTION OF EXHIBIT	LOCATION

10.4	Convertible Promissory Note of Registrant to Townsends, Inc. dated June 3, 2005	Incorporated herein by reference to Exhibit 10.2 of Report on Form 8-K filed on June 9, 2005

10.5	Registration Rights Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.3 of Report on Form 8-K filed on December 28, 2004

10.6	Supply Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.4 of Report on Form 8-K filed on December 28, 2004

10.7	Co-Pack and Storage Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.5 of Report on Form 8-K filed on December 28, 2004

10.8	Term Promissory Note of Registrant to KeyBank National Association dated December 17, 2004	Incorporated herein by reference to Exhibit 10.6 of Report on Form 8-K filed on December 28, 2004

10.9	Subordinated Promissory Note to Alice Tsao dated August 19, 2003	Incorporated herein by reference to Exhibit 10.9 of Report on Form 10-KSB/A for the fiscal year ended March 31, 2005 filed on March 30, 2006

10.10*	Employment Agreement with Alan L. Hoover	Incorporated herein by reference to Exhibit 10.10 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.11	Registration Rights Agreement between Registrant and Barron Partners LP, dated February 27, 2004	Incorporated herein by reference to Exhibit 10.11 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.12	Promissory Note of Registrant to KeyBank National Association dated June 1, 2004 (revolver)	Incorporated herein by reference to Exhibit 10.12 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.13	Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver)	Incorporated herein by reference to Exhibit 10.13 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

EXHIBIT	DESCRIPTION OF EXHIBIT	LOCATION

10.14	Addendum to Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver)	Incorporated herein by reference to Exhibit 10.12 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 of Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed on June 21, 2005.

16.1	Letter on change in accountant	Incorporated herein by reference to Exhibit 16.1 of Report on Form 8-K filed on December 28, 2004

31.1	Certification of the Chief	Included herein
Executive Officer Pursuant to
Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification of the Chief	Included herein
Financial Officer Pursuant to
Section 302 of the Sarbanes-
Oxley Act of 2002

32	Certification of the Chief	Included herein
Executive Officer and Chief
Financial Officer pursuant to
Rule 15d-14(b) and Section 1350
of Chapter 63 of Title 18 of the
United States Code, as adopted
pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
* Represents compensation arrangement.