Form 10QSB
period 2006-12-31
KAHIKI FOODS INC
filed 2007-02-12
CIK 1283928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended — December 31, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,831,698 Common Shares and 967,078 Series A Convertible Preferred Shares as of January 31, 2007.
Transitional Small Business Disclosure Format (Check One): Yes ☑  No ☐

KAHIKI FOODS, INC.

	INDEX	PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	· Balance Sheets as of December 31, 2006 (Unaudited) and March 31, 2006
	· Statements of Income (Unaudited) for the Three Months Ended December 31, 2006 and 2005
	· Statements of Income (Unaudited) for the Nine Months Ended December 31, 2006 and 2005
	· Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2006 and 2005
	· Notes to Unaudited Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of Operation	23

Item 3.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34

Signatures		34

Index to Exhibits		35

Exhibits		38
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KAHIKI FOODS, INC.
BALANCE SHEETS

	December 31, 2006
	(unaudited)	March 31, 2006
ASSETS
Current Assets
Cash	$—	$833,655
Accounts receivable, net	2,413,550	2,231,727
Inventories	2,184,503	1,543,534
Refundable income taxes	475,671	493,365
Other current assets	470,586	284,315

Total Current Assets	5,544,310	5,386,596

Property And Equipment, Net	11,992,214	12,211,280

Other Assets
Deferred loan costs	130,071	137,366
Restricted deposits	—	426,394
Other deposits	15,909	22,761

Total Other Assets	145,980	586,521

Total Assets	$17,682,504	$18,184,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,527,110	$9,029,071
Accounts payable	3,317,546	2,115,587
Accrued expenses	257,903	455,984
Income taxes payable	—	20,240

Total Current Liabilities	11,102,559	11,620,882
Deferred income taxes	66,000	66,000
Long-term debt	422,701	383,991

Total Liabilities	11,591,260	12,070,873
Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; 967,078 and 930,741 shares issued and outstanding, respectively	2,175,925	2,094,167
Common stock, no par value, 9,000,000 shares authorized; 3,831,698 and 3,811,698 shares issued and outstanding, respectively	2,836,824	2,813,460
Retained earnings	1,078,495	1,205,897

Total Stockholders’ Equity	6,091,244	6,113,524

Total Liabilities And Stockholders’ Equity	$17,682,504	$18,184,397

See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Net sales	$6,758,118	$6,038,049

Cost of sales	5,459,551	4,608,375

Gross profit	1,298,567	1,429,674

Selling, general and administrative expenses	1,106,938	1,067,116

Income from operations	191,629	362,558

Other income (expense):
Interest expense	(139,635)	(160,960)
Interest and other income	9,970	12,755
Life insurance proceeds	—	500,000

Total other income (expense)	(129,665)	351,795

Income before income taxes	61,964	714,353

Income tax expense	24,925	156,400

Net income	37,039	557,953

Less income allocable as preferred stock dividends	26,756	—

Income available to common stockholders	$10,283	$557,953

Weighted average shares outstanding:
Basic	3,831,698	3,690,848
Diluted	5,132,643	4,229,263

Net income per common share:
Basic	$0.00	$0.15
Diluted	$0.01	$0.13
See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended December 31,
	2006	2005
Net sales	$18,577,971	$16,161,976

Cost of sales	14,885,854	12,995,057

Gross profit	3,692,117	3,166,919

Selling, general and administrative expenses	3,387,409	3,221,242

Income (loss) from operations	304,708	(54,323)

Other income (expense):
Interest expense	(414,264)	(416,265)
Interest and other income	27,921	20,833
Life insurance proceeds	—	1,250,000

Total other income (expense)	(386,343)	854,568

Income (loss) before income taxes	(81,635)	800,245

Income tax expense (benefit)	(35,991)	71,400

Net income (loss)	(45,644)	728,845

Less income allocable as preferred stock dividends	79,588	—

Income (loss) available to common stockholders	$(125,232)	$728,845

Weighted average shares outstanding:
Basic	3,823,916	3,674,326
Diluted	5,124,861	4,224,289

Net income (loss) per common share:
Basic	$(0.03)	$0.20
Diluted	$(0.01)	$0.17
See notes to unaudited financial statements.

KAHIKI FOODS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(45,644)	$728,845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	727,433	648,913
Deferred taxes	—	341,000
Life insurance proceeds and deposits	276,008	(668,166)
Net value of property and equipment written off	—	1,263
Compensation expense from stock options	12,164	—
Changes in operating assets and liabilities:
Accounts receivable	(181,823)	(603,990)
Inventories	(640,969)	36,230
Refundable income taxes	17,694	(275,213)
Other assets	(29,033)	18,674
Accounts payable	1,201,959	(788,467)
Accrued expenses	(198,081)	42,087
Income taxes payable	(20,240)	151,050

Net cash provided by (used in) operating activities	1,119,468	(367,774)

Cash Flows From Investing Activities:
Purchase of equipment and improvements	(501,072)	(2,222,283)

Net cash used in investing activities	(501,072)	(2,222,283)

Cash Flows From Financing Activities:
Line of credit — net	(874,422)	1,292,270
Proceeds from long-term debt	250,818	2,363,617
Payments on long-term debt	(839,647)	(760,388)
Capitalized cost of financing	—	7,750
Proceeds from the exercise of stock options	11,200	13,430

Net cash provided by (used in) financing activities	(1,452,051)	2,916,679

Net increase (decrease) in cash	(833,655)	326,622

Cash — beginning of period	833,655	—

Cash — end of period	$—	$326,622

- Continued -

KAHIKI FOODS, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended December 31,
	2006	2005
Supplemental Disclosures Of Cash Flow Information:
Cash paid for:
Interest	$403,081	$366,443
Income taxes	(33,445)	5,350

Non-cash transactions:
Declaration of stock dividends on Preferred Stock (36,337 shares)	81,758	—
See notes to unaudited financial statements.

KAHIKI FOODS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2006
Note 1: Management’s Plan
Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $7,356,505 at December 31, 2006 and $8,874,441 at March 31, 2006.
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
We requested waivers from all lenders to remove the loans from default status. Our major lenders, KeyBank and the State of Ohio, gave us waivers of defaults that occurred through March 31, 2006. We received no other waivers of technical defaults in Kahiki’s debt. Because of the continuing defaults on the other debt, and the cross-default clauses in the KeyBank and State of Ohio debts, the KeyBank and Ohio waivers are not effective for periods subsequent to March 31, 2006.
We prepared the financial statements assuming no waivers of technical defaults, and consequently, we classified all debt in technical default as a current liability.
Except for principal payments on the note payable to Mrs. Alice Tsao, our Chairwoman, Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt. Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.
We decreased capital additions this fiscal year compared to fiscal 2006. We expect to continue to reduce capital additions. We also expect that we will have no additional debt, other than temporary loans or capital leases on purchases of specific capital items.
Our efforts at improving product flow within the plant have been initially successful. We expect to continue these activities. We expect to be able to fund future operations with cash flow from operating activities, although our cash position will remain tight for the foreseeable future. If lenders exercise their rights to accelerate our debt, we may not be able to fund our operations with cash flow from operating activities. Future financing transactions may include the issuance of common stock, or funds received from exercise of options or warrants.

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
Interim Financial Information:
Kahiki’s interim financial statements are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which management deems necessary for a fair presentation of the financial position and operating results for the interim periods. The operating results for the three- and nine-month periods ended December 31, 2006 and 2005 are not necessarily indicative of the results for Kahiki’s full fiscal year. These unaudited interim financial statements are presented in accordance with the requirements of Form 10-QSB and, consequently, do not include all of the disclosures made in Kahiki’s annual report on Form 10-KSB. You should read these financial statements and notes in conjunction with the financial statements and notes thereto included in Kahiki’s Form 10-KSB for the fiscal year ended March 31, 2006.
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
We maintain a reserve ($100,000 at December 31, 2006 and $117,115 at March 31, 2006) for approved promotional allowances on receivables.
We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at December 31, 2006 and at March 31, 2006) to record the estimated risk of loss related to our customers’ ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.

Inventories:
Kahiki’s inventories include perishable fresh and frozen poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.
We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at December 31, 2006 and at March 31, 2006). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.
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
Interest Rate Swap:
In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other current assets or other liabilities in the accompanying balance sheets. We record the differential paid or received on the swap each month as an adjustment to interest expense. The value was $11,000 at December 31, 2006 and $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. Our notional principal amount was initially $1,000,000. It was $786,000 at December 31, 2006 and $893,000 at March 31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association (“KeyBank”). KeyBank is the counterparty in the swap agreement. We monitor the bank’s creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. Kahiki does not have any other derivative instruments.
Revenue Recognition:
We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized and there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, and collection of the resulting receivables is reasonably assured. Customers do not have the right to return products unless the products are damaged.
Freight Credits:
We give some customers an invoiced credit for freight. We record such credits as a reduction of sales.

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
Among other provisions, SFAS 123R requires Kahiki to measure and record in its financial statements the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award. Kahiki will recognize that cost over the period during which the employee is required to provide service in exchange for the award, usually equivalent to the vesting period. We use the “modified prospective” method in preparing our financial statements, as allowed by SFAS 123R. The modified prospective method permits companies to recognize compensation costs only on new grants (including any vesting, modifications, or cancellations of existing grants) beginning with the date of adoption. SFAS 123R also contains deferred tax provisions for certain of the compensation expenses.
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
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three- and nine-month periods ended December 31, 2006 and 2005, Kahiki’s overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes and, for the periods ended December 31, 2005, the effects of non-taxable life insurance premiums.
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
Reclassifications:
We reclassified certain prior year amounts to conform to current classifications.
Note 3: Inventories:
Kahiki’s inventories at December 31, 2006 and March 31, 2006 contained the following:

	December 31,	March 31,
	2006	2006
Fresh and frozen raw materials	$730,710	$509,947
Frozen work in process	236,626	188,343
Frozen and packaged finished goods	889,736	520,641
Packaging and supplies	352,431	349,603
Inventory reserve	(25,000)	(25,000)

Total inventories	$2,184,503	$1,543,534

Note 4: Property And Equipment:
Kahiki’s property and equipment at December 31, 2006 and March 31, 2006 contained the following:

	December 31,	March 31,
	2006	2006
Land	$114,485	$114,485
Building and improvements	10,294,776	10,198,773
Machinery and equipment	3,678,808	3,311,177
Furniture and fixtures	198,596	161,689

	14,286,665	13,786,124
Less accumulated depreciation	(2,294,451)	(1,574,844)

Total property and equipment	$11,992,214	$12,211,280

Note 5: Other Current Assets And Other Assets:
Kahiki’s other current assets at December 31, 2006 and March 31, 2006 contained the following:

	December 31,	March 31,
	2006	2006
Deposit held by State of Ohio	$319,992	$184,425
Current deferred taxes	56,000	56,000
Prepaid insurance	38,335	10,487
Interest rate swap	11,000	18,000
Other	45,259	15,403

Total	$470,586	$284,315

On July 22, 2005, Mr. Michael Tsao died. He was Kahiki’s founder, Chairman of the Board of Directors, President, and Chief Executive Officer. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki had pledged a total of $750,000 of the insurance as collateral on a loan from the State of Ohio Department of Development (“ODOD”). Kahiki received that amount of proceeds from the life insurance policies, plus interest, in the quarter ended September 30, 2005. We recorded all of those September proceeds as restricted deposits. Kahiki deposited the $750,000 proceeds with a commercial bank acting as trustee for Ohio on Kahiki’s ODOD loan. Initially, ODOD concluded that Kahiki could use part of the deposit to make its payments on the ODOD loan from October 2005 to September 2006, with the remainder held as a long-term deposit. Our March 31, 2006 balance sheet included $407,241 for the long-term restricted deposit plus accumulated interest. In November 2006, ODOD amended their conclusion so that Kahiki could use all the remaining portion of the deposit to make monthly payments on the ODOD loan until the deposit was exhausted. We estimate that the deposit is sufficient to make payments on the loan through December 2007. In November 2006, we reclassified all the remaining deposit from non-current restricted deposits to restricted deposits in other current assets.
Kahiki received an additional $500,000 of life insurance proceeds on Mr. Tsao, plus interest, in the quarter ended December 31, 2005. Kahiki had no restrictions on the use of those funds, and we used those December proceeds in our operations.

On the accompanying statements of cash flows, we adjusted “Net cash provided by (used in) operating activities” for the effects of the restricted deposits from the September 2005 life insurance proceeds to the extent that they were not used in operations upon receipt or were used in operations subsequently to pay down the ODOD loan.
Our “Restricted deposits” in Other Assets on the accompanying March 31, 2006 balance sheet also included a certificate of deposit from a commercial bank in the amount of $30,000. We pledged this certificate of deposit as additional collateral on a loan that was due in October 2009. We paid that loan off in October 2006. We also surrendered the certificate of deposit in October 2006 and received the proceeds at that time.
Note 6: Notes Payable And Long-Term Debt:
We treat all capital leases as notes payable and debt. Kahiki’s notes payable and long-term debt at December 31, 2006 and March 31, 2006 contained the following:

	December 31,	March 31,
	2006	2006
Capital leases and loans for the purchase of equipment:
Capital leases of equipment	$490,670	$383,418
Capital leases of equipment, in default	97,838	186,792
Loans payable, in default	40,656	229,088
Capital leases and loans for the purchase of land and buildings:
Capital lease of land	46,820	60,372
ODOD loan, in default	3,737,500	3,850,000
Unsecured borrowings:
Loan payable	55,816	94,831
Note payable to Mrs. Alice Tsao, a related party, in default	50,000	120,000
KeyBank financing:
Term loan, in default	1,749,933	1,988,561
Revolver loan, in default	1,625,578	2,500,000
Short-term loan, in default	55,000	—

Total debt	7,949,811	9,413,062
Less current portion	(7,527,110)	(9,029,071)

Long-term debt	$422,701	$383,991

Our debt is collateralized by all of our property and equipment, receivables, inventory, cash, a deposit with ODOD, a letter of credit, and certain personal guarantees of our Chairwoman. In addition, Kahiki’s debt to Mrs. Tsao is subordinated to some of its other debt.
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
Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki’s loans. At December 31, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao’s estate, totaled $138,494 on four loans (we paid off two additional guaranteed loans to date this fiscal year). All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.
In July 2006, we signed a small new debt agreement with KeyBank and we borrowed $65,000 under that agreement. This was a short-term loan, originally due in October 2006. We paid $10,000 of principal on this note in December 2006 and renewed the remaining $55,000 with a due date of February 2007. We used part of our estimated tax refund as collateral on the loan. The interest rate is 9.25%. We used the proceeds to pay off one of the other defaulted debts.
In July 2006, we borrowed $105,818 from a commercial lender in the form of a capital lease on the purchase of a specific piece of equipment. We will make 60 monthly payments of approximately $2,200 on this lease. The interest rate is 9.64%.
In October 2006, we borrowed $80,000 and committed to borrow $38,750 from a commercial lender in the form of capital leases on the purchase of two specific pieces of equipment. We will make 60 monthly payments on each, of approximately $1,700 and $800, respectively. The interest rate is 9.64% on each.
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
In 2002, Mrs. Tsao loaned Kahiki $150,000. This loan is unsecured. It was originally due in February 2005. Mrs. Tsao extended the loan to February 2006. It is now past due. We reached an agreement with Mrs. Tsao under which Kahiki would make monthly payments of principal of $10,000 on this loan. Two such payments are late as of the end of December 2006. We expect to pay it off in March 2007.
In December 2004 ($1,000,000) and in June 2005 ($1,000,000), Kahiki received loans from Townsends, Inc. (“Townsends”) under a convertible promissory note agreement. Mr. Charles Dix, a Director of Kahiki, is President of Townsends. In December 2004, Kahiki also entered into a poultry purchase agreement with Townsends and a finished product co-pack and storage agreement with Townsends.
The poultry purchase agreement with Townsends requires Kahiki to purchase chicken from Townsends each week at market prices less $0.09 per pound, with a minimum price of $1.21 per pound and a maximum price of $1.81 per pound. Kahiki’s purchases can vary from 20,000 pounds per week to 40,000 pounds per week but must average at least 30,000 pounds per week, measured quarterly. This is a take-or-pay contract. Kahiki maintains average purchases at the required level. We expect to be able to use the required average purchases in our weekly production. Under the original terms, the contract renewed automatically unless either Kahiki or Townsends canceled the contract with one year’s notice. Kahiki notified Townsends in December 2006 that it was canceling the contract. The contract now extends to December 2007. Kahiki purchased $581,000 and $695,000 of chicken from Townsends in the three months ended December 31, 2006 and 2005, respectively. Kahiki purchased $1,883,000 and $1,951,000 of chicken from Townsends in the nine months ended December 31, 2006 and 2005, respectively. Kahiki had a payable to Townsends of $164,000 and $73,000 at December 31, 2006 and March 31, 2006, respectively.
Kahiki also maintains a co-pack agreement with Townsends. Under that agreement, Townsends may order and Kahiki must supply certain levels of product, made to Townsends’ specifications and packaged under Townsends’ private label for sale to food service operations. Kahiki’s selling price to Townsends is limited by the contract to Kahiki’s inventory cost plus a stated markup percentage. This contract automatically renewed in December 2006, and now expires in December 2010. Kahiki sold $179,000 and $174,000 of its products to Townsends in the three months ended December 31, 2006 and 2005, respectively. Kahiki sold $773,000 and $188,000 of its products to Townsends in the nine months ended December 31, 2006 and 2005, respectively. Kahiki had a receivable from Townsends of $30,000 and $144,000 at December 31, 2006 and March 31, 2006, respectively.
In April 2006, Kahiki purchased a fryer and refrigeration equipment from Townsends for $100,000 for use in Kahiki’s operations. Kahiki paid for this equipment at $20,000 per month from April through August 2006.
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
Note 8: Payables
At December 31, 2006, Kahiki had $314,758 of accounts payable over 90 days old.
Past due payables of $263,586 related to disputed costs with one contractor on our Morrison Road facility.
In fiscal 2006, we contracted with a lender to advance the funds needed to have a supplier build a new piece of equipment for Kahiki. After completion of the equipment, Kahiki would lease the equipment under a capital lease. The lender advanced $61,172 to the supplier as the initial deposit on the equipment. The supplier declared bankruptcy before the equipment could be completed. The bankruptcy estate of the supplier was unable to accept the contract in time to complete the equipment to meet Kahiki’s needs. Kahiki cancelled the contract. Kahiki expensed the deposit in fiscal 2006 and recorded the amounts advanced by the lender as a payable to the lender. Kahiki paid $10,000 to the lender in the third quarter of fiscal 2007. The remaining $51,172 of this account payable is also more than 90 days old at December 31, 2006. The lender demanded payment of the remainder of the advance. However, Kahiki and the lender agreed to monthly payments of $5,000 of principal, plus interest, during calendar 2007 until the amount is paid off.
Note 9: Accrued Liabilities:
Kahiki’s accrued liabilities at December 31, 2006 and March 31, 2006 contained the following:

	December 31,	March 31,
	2006	2006
Payroll and related accruals	$137,438	$312,692
Interest	57,183	61,206
Property taxes	63,282	81,907
Other	—	179

Total	$257,903	$455,984

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
At a meeting of Kahiki’s Board of Directors on November 16, 2006, Kahiki’s Directors (with Mr. Chuck Dix abstaining from the vote) declared a dividend on Kahiki’s Series A Preferred Stock of $53,071, payable on December 1, 2006 in the form of 23,587 newly issued shares of Series A Preferred Stock. The amount reflects the semi-annual dividend on the Series A Preferred Stock, with such amount converted to shares of Series A Preferred Stock at a rate of $2.25 per share.
After considering these dividends of shares, Townsends owns 967,078 shares of Series A Preferred Stock. If all such shares were converted into Common Stock, Townsends would own approximately 20.15% of the total then-outstanding Common Stock.
Common Shares:
As of December 31, 2006, Kahiki had 3,831,698 Common Shares outstanding. In addition, we have reserved 2,118,178 Common Shares for the conversion of currently outstanding Preferred Shares (967,078), warrants (618,234), and options (532,866), and we have reserved an additional 196,450 Common Shares for the conversion of the remaining options which Kahiki may grant under its option plan.
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

Note 11: Stock Options:
In July, 2001, the Shareholders adopted and approved Kahiki’s 2001 Non Qualified and Incentive Stock Option Plan (the “Plan”). The Plan allows issuance of options to purchase up to 600,000 Common Shares. Option holders have exercised a total of 131,350 options through December 31, 2006. The Plan has 272,200 options outstanding at that date. The Plan has 196,450 remaining authorized but unissued options at that date. In addition to options granted under the plan, Kahiki granted options outside the Plan provisions prior to fiscal 2005. Our outstanding options outside the Plan total 260,666 at December 31, 2006. We show a reconciliation of Plan and non-Plan options below.
As part of the registration statement provisions, we will not grant options and warrants to officers, directors, employees, 5% shareholders or affiliates for a one year period following the date of the registration statement (that period expired September 29, 2006).
We recorded a compensation expense of $2,335 and $12,164 in selling, general, and administrative expenses on the accompanying income statements for the three- and nine-month periods ended December 31, 2006, respectively, from the adoption of SFAS 123R. This expense related to previously-issued options.
If we had determined compensation costs for our options based on their fair value at their grant dates consistent with the methodology in SFAS 123R, our reported net income and earnings per share would change as indicated below for the three- and nine-month periods ended December 31, 2005:

	Three months ended	Nine months ended
	Dec. 31, 2005	Dec. 31, 2005
Net income (loss) available to common stockholders, as reported	$557,953	$728,845
Total stock-based compensation expense determined under fair value based methods for all awards, net of tax benefit	13,758	41,274

Net income (loss) available to common stockholders, as adjusted	$544,195	$687,571

Basic earnings per share:
As reported	$0.15	$0.20
As adjusted	0.15	0.19
Diluted earnings per share:
As reported	$0.13	$0.17
As adjusted	0.13	0.16
When Kahiki issues options, we estimate fair value at the date of grant by using the Black-Scholes option-pricing model. We issued no options in fiscal 2006 or in the three- or nine-month periods ended December 31, 2006.

Kahiki’s stock options issued under the Plan are summarized as follows for the fiscal year ended March 31, 2006 and the nine- month period ended December 31, 2006:

		Weighted Average
	Options	Exercise Price
Balance outstanding at March 31, 2005	404,800	$0.83
Issued	—	—
Exercised	(63,350)	$0.36
Cancelled or expired	(39,250)	$2.31

Balance outstanding at March 31, 2006	302,200	$0.74
Issued	—	—
Exercised	(20,000)	$0.56
Cancelled or expired	(10,000)	$0.56

Balance outstanding at Dec. 31, 2006	272,200	$0.76

Exercisable March 31, 2005	271,133	$0.62
Exercisable March 31, 2006	255,450	$0.70
Exercisable December 31, 2006	268,867	$0.72
Kahiki’s stock options issued outside the Plan are summarized as follows for the fiscal year ended March 31, 2006 and the nine-month period ended December 31, 2006:

		Weighted Average
	Options	Exercise Price
Balance outstanding at March 31, 2005	386,666	$0.58
Issued	—	—
Exercised	(126,000)	$0.41
Cancelled or expired	—	—

Balance outstanding at March 31, 2006 and at December 31, 2006	260,666	$0.67

Exercisable March 31, 2005	386,666	$0.58
Exercisable March 31, 2006	260,666	$0.67
Exercisable December 31, 2006	260,666	$0.67
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
Note 13: Earnings Per Share:
We calculated our earnings per share using the following values for the three- and nine-month periods ending December 31, 2006 and 2005:

	Three-month period ended December 31,
	2006	2005
Basic earnings per share:
Numerator — income available to common shareholders	$10,283	$557,953
Denominator:
Weighted average outstanding Common Shares	3,831,698	3,690,848
Basic earnings per share	$0.00	$0.15
Diluted earnings per share:
Numerator — net income	$37,039	$557,953
Denominator:
Weighted average outstanding Common Shares	3,831,698	3,690,848
Effect of dilutive options	333,867	538,415
Dilutive Preferred Shares	967,078	—

Total shares in denominator	5,132,643	4,229,263
Diluted earnings per share	$0.01	$0.13

	Nine-month period ended December 31,
	2006	2005
Basic earnings per share:
Numerator — income (loss) available to common shareholders	$(125,232)	$728,845
Denominator:
Weighted average outstanding Common Shares	3,823,916	3,674,326
Basic earnings (loss) per share	$(0.03)	$0.20
Diluted earnings per share:
Numerator — net income (loss)	$(45,644)	$728,845
Denominator:
Weighted average outstanding Common Shares	3,823,916	3,674,326
Effect of dilutive options	333,867	549,963
Dilutive Preferred Shares	967,078	—

Total shares in denominator	5,124,861	4,224,289
Diluted earnings (loss) per share	$(0.01)	$0.17
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
RESULTS OF OPERATIONS
The following table sets forth, for the three- and nine-month periods ending December 31, 2006 and 2005, the percentage of net sales represented by the specified items included in our unaudited statements of income. We have included this comparison because we believe it adds a meaningful basis for period-to-period comparisons. This financial data should not be viewed as a substitute for our historical unaudited statements of income determined in accordance with accounting principles generally accepted in the United States of America. This table does not purport to be indicative of future results of operations.

	Three months ended		Nine months ended
	Dec. 31, 06	Dec. 31, 05	Dec. 31, 06	Dec. 31, 05
Percentages of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.8)	(76.3)	(80.1)	(80.4)
Gross profit	19.2	23.7	19.9	19.6
Selling, general, and administrative expense	(16.4)	(17.7)	(18.3)	(19.9)
Income (loss) from operations	2.8	6.0	1.6	(0.3)
Interest (expense)	(2.0)	(2.7)	(2.2)	(2.5)
Other income, net	0.1	8.5	0.2	7.8
Income tax credit (expense)	(0.4)	(2.6)	0.2	(0.5)
Net income (loss)	0.5%	9.2%	(0.2)%	4.5%
COMPARISON OF QUARTER ENDED DECEMBER 31, 2006 TO QUARTER ENDED DECEMBER 31, 2005
Net sales for the quarter ended December 31, 2006 were a new record for Kahiki. They were $720,069 higher than the comparable quarter in fiscal 2006, an increase of 11.9%. We increased capacity when we moved into the new facility. In the quarter, we were successful in increasing sales to new accounts, to retail and membership warehouse club stores, and also in the introduction of successful new products to existing customers.
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
Despite initial favorable results from our improvements to product flow within our facility, our gross profit margin for the quarter ended December 31, 2006 slipped below the margin for the same quarter a year ago. We reported gross margin of 19.2% this year compared to 23.7% a year ago. Food costs, packaging costs, and freight costs in the three-month period ended December 31, 2006 increased as a percentage of net sales by a combined 6.4 percentage points compared to the same period a year ago. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.
Selling, general, and administrative costs increased slightly in dollars in the quarter compared to the same quarter last year, but were smaller as a percentage of net sales, 16.4% this year compared to 17.7% a year ago. We increased advertising and product demos in the quarter.
Interest expense decreased in the quarter despite higher interest rates. This is due mainly to lower debt levels, as Townsends converted their debt into preferred shares in February 2006 and we made payments against our other debt.
On July 22, 2005, Mr. Michael Tsao died. He was the founder, Chairman of the Board of Directors, our President and Chief Executive Officer at the date of his death. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki received $500,000 of life insurance proceeds, plus interest, in the quarter ended December 31, 2005. We show the proceeds as other income in the accompanying financial statements.
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three- and nine-month periods ended December 31, 2006 and 2005, Kahiki’s overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes and, for the periods ended December 31, 2005, the effects of non-taxable life insurance premiums.
We reported an operating income in the quarter ended December 31, 2006 of $191,629 compared to an operating income of $362,558 the prior year. The higher food, packaging, and freight costs this year were the main causes of the decrease. We reported a net income of $37,039 in the quarter ended December 31, 2006, the first quarterly net income this fiscal year. We had substantial other income from life insurance proceeds in the quarter ended December 31, 2005. This contributed heavily to the higher level of reported net income in the prior year quarter.
COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 2006 TO NINE MONTHS ENDED DECEMBER 31, 2005
Net sales for the nine-month period ended December 31, 2006 were $2,415,995 higher than the comparable period in fiscal 2006, an increase of 14.9%. This is also the result of increased capacity and increases in sales to both retail outlets and membership warehouse club stores.
Results from our improvements to product flow within our facility helped improve the gross margin in the nine-month period ended December 31, 2006 despite higher food, packaging and freight costs. In the period, gross margins improved to 19.9% of net sales compared to 19.6% a year ago. We expect margins to improve, but anticipate improvements happening gradually over several quarters as we continue to adjust product flow to orders and gain process improvements, and continue to work out start up issues related to the new facility.
Selling, general, and administrative costs increased in the nine-month period compared to the same period last year. Some of the increase came from brokers fees and other selling costs related to the higher sales. We had higher costs for consultants. We added management to assist in product innovation and marketing efforts.
Interest expense was slightly lower in the nine-month period this year than in the same period a year ago despite higher rates. This is due mainly to lower debt levels, as Townsends converted their debt into preferred shares in February 2006 and we made payments against our other debt.
On July 22, 2005, Mr. Michael Tsao died. He was the founder, Chairman of the Board of Directors, our President and Chief Executive Officer at the date of his death. Kahiki had maintained key man life insurance on Mr. Tsao. Kahiki received $750,000 of life insurance proceeds, plus interest, in the quarter ended September 30, 2005. Kahiki received an additional $500,000 of proceeds, plus interest, in the quarter ended December 31, 2005. We show all of the proceeds as other income in the accompanying December 2005 financial statements.
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three- and nine-month periods ended December 31, 2006 and 2005, Kahiki’s overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes and, for the periods ended December 31, 2005, the effects of non-taxable life insurance premiums.
We reported an operating income of $304,708 in the nine-month period ended December 31, 2006 compared to an operating loss of $54,323 the prior year, an improvement of $359,031. Improvements came from higher sales and the initial effects of improving product flow within the plant. We had substantial other income from life insurance proceeds in the three- and nine-month periods ended December 31, 2005. This contributed heavily to the reported net income in the prior year period.
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

On June 1, 2004, we entered into an agreement with KeyBank for a revolving loan facility. The borrowing base of the revolving loan facility is limited to the lesser of (i) $2,500,000 or (ii) the sum of (A) 85% of eligible accounts receivable, plus (B) 40% of eligible inventory. We used this line to pay off a pre-existing $1,100,000 line, and to provide working capital. The revolving loan matures on May 31, 2007. At December 31, 2006, we had outstanding borrowings of $1,625,578 under this line.
Mr. Michael Tsao (former Chairman of Kahiki until his death) and Mrs. Alice Tsao (currently Chairwoman of Kahiki) personally guaranteed several of Kahiki’s loans. At December 31, 2006, the remaining guarantees by Mrs. Tsao, and Mr. Tsao’s estate, totaled $138,000 on four loans (these totaled $416,000 on six loans at March 31, 2006). All of these notes are cognovit notes, under which Kahiki (and Mrs. Tsao as guarantor) has waived notice and empowered the lenders to confess judgment if there is a default.
Kahiki incurred a loss from operations in its most recent fiscal year. In addition, as identified below, Kahiki is in technical default of several covenants in most of its debt. Total debt in technical default was $7,356,505 at December 31, 2006.
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
The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in the KeyBank and Ohio debt instruments (which cannot be cured until all defaults are cured), and by the failure to meet a financial covenant on debt with KeyBank. The defaulted instruments with KeyBank include all the KeyBank loans as well as Kahiki’s interest rate swap agreement and the agreement underlying the required letter of credit in favor of the State of Ohio for the Ohio loan. The term and revolver notes with KeyBank are cognovit notes, under which Kahiki has waived notice and empowered KeyBank to confess judgment if there is a default. Further explanations of our debt arrangements are included in the accompanying footnotes to the December 31, 2006 unaudited financial statements, and in the footnotes to our annual report for the year ended March 31, 2006. Such explanations are incorporated herein by reference.
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
Except for principal payments on a note payable to Mrs. Alice Tsao, our Chairwoman, Kahiki is current in all required payments of principal and interest on all our debt. No creditor has requested acceleration of the debt.

Our lenders have a variety of responses available to them, including standing still, increasing the interest rates on the debt, and withholding rights to operate the KeyBank revolver loan. In addition, the lenders may call the debt that is in default.
In fiscal 2006, we contracted with a lender to advance the funds needed to have a supplier build a new piece of equipment for Kahiki. After completion of the equipment, Kahiki would lease the equipment under a capital lease. The lender advanced $61,172 to the supplier as the initial deposit on the equipment. The supplier declared bankruptcy before the equipment could be completed. The bankruptcy estate of the supplier was unable to accept the contract in time to complete the equipment to meet Kahiki’s needs. Kahiki cancelled the contract. Kahiki expensed the deposit in fiscal 2006 and recorded the amounts advanced by the lender as a payable to the lender. Kahiki paid $10,000 to the lender in the third quarter of fiscal 2007. The remaining $51,172 of this account payable is also more than 90 days old at December 31, 2006. The lender demanded payment of the remainder of the advance. However, Kahiki and the lender agreed to monthly payments of $5,000 of principal, plus interest, during calendar 2007 until the amount is paid off.
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
Kahiki reported $1,119,468 of net cash provided by operating activities in the nine months ended December 31, 2006. We used that cash to pay for some capital additions and to reduce our debt. We used capital leases to pay for the remainder of our capital additions.
As part of the net cash provided by operations for the nine months ended December 31, 2006, we increased receivables ($181,823) and inventories ($640,969). We also increased payables to suppliers by $1,201,959. The receivables increase related to the record sales level in the quarter ended December 31, 2006. We increased inventories and payables to support sales that we expected to happen in our third fiscal quarter. However, a few customers delayed shipment of their orders until our fourth fiscal quarter. Our inventories and payables are higher than we would like them to be. To the extent that we can reduce inventories through sale of the product, it will help us also reduce payables. We will continue to focus additional efforts on other reductions in payables where possible.
We used the cash provided by operations for the nine months ended December 31, 2006, the beginning of the year cash balances, and some new debt, to fund purchases of equipment and to make payments on our revolver and term debt through December 31, 2006.

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
We maintain a reserve ($100,000 at December 31, 2006 and $117,115 at March 31, 2006) for approved promotional allowances on receivables.
We review our receivables on a monthly basis to ensure that they are properly valued and collectible. We maintain an allowance for doubtful accounts ($30,000 at December 31, 2006 and at March 31, 2006) to record the estimated risk of loss related to our customers’ ability to pay. We review payment histories of our customers, historical trends of doubtful accounts, and general economic conditions when estimating the amount of the necessary allowance.
Inventories:
Kahiki’s inventories include perishable fresh and frozen poultry and other raw materials, frozen work in process inventories, and frozen packaged finished products. Our inventories also include packaging supplies. We maintain stringent safety procedures to ensure freshness and wholesomeness of our inventories.
We value the inventory at the lower of cost (first-in, first-out method) or market. We establish a provision for obsolete or slow moving inventory ($25,000 at December 31, 2006 and at March 31, 2006). On a monthly basis, we review expiration dates of the products, changes in the product line, on-hand quantities, and expected usage when determining the inventory provision. We explore possibilities of donating slow moving inventories to charitable organizations. We immediately destroy any obsolete food and packaging inventories as soon as we identify them.

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
Interest Rate Swap:
In December 2004, Kahiki entered into an interest rate swap agreement to help manage its interest costs and risks associated with changing interest rates. We account for this swap at its fair value, based on market quotes. We record the fair value in other current assets or other liabilities in the accompanying balance sheets, with an offsetting amount shown as an adjustment to interest expense. The value was $11,000 at December 31, 2006 and $18,000 at March 31, 2006. In this swap, we pay a fixed rate of 6.96% and receive a variable rate of LIBOR plus 2.5% on a notional principal amount. We record the differential paid or received on the swap each month as an adjustment to interest expense. Our notional principal amount was initially $1,000,000. It was $786,000 at December 31, 2006 and $893,000 at March 31, 2006. The notional principal amount decreases monthly as we make payments on our term debt with KeyBank National Association (“KeyBank”). KeyBank is the counterparty in the swap agreement. We monitor the bank’s creditworthiness as part of our quarterly reviews of the swap. The swap terminates in June 2012. Kahiki does not have any other derivative instruments.
Revenue Recognition:
We record revenue when rights and risk of ownership have passed to our customers, the price and terms are finalized and there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, and collection of the resulting receivables is reasonably assured. Customers do not have the right to return products unless the products are damaged.
Freight Credits
We give some customers an invoiced credit for freight. We record such credits as a reduction of sales.
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
For interim reporting, Kahiki estimates a full year tax rate, and applies that rate to its year-to-date income. For the three- and nine-month periods ended December 31, 2006 and 2005, Kahiki’s overall tax rate differs from the 34% federal rate primarily because of the effects of state taxes and, for the periods ended December 31, 2005, the effects of non-taxable life insurance premiums.

FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. Such statements are not based on historical facts and are based on current expectations, including, but not limited to statements regarding our plan for future development and the operation of our business. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may”, and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among others, factors that could cause actual results to differ materially include the following: acceleration of our debt by our lenders; a lack of sufficient capital to finance our business plan on commercially acceptable terms; loss of a major customer; loss of supply of product from our vendors; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Townsends, Inc. (“Townsends”) owns all of the outstanding Series A Preferred Stock of Kahiki. Mr. Chuck Dix, President of Townsends, is also a Director of Kahiki.
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
At a meeting of Kahiki’s Board of Directors on November 16, 2006, Kahiki’s Directors (with Mr. Chuck Dix abstaining from the vote) declared a dividend on Kahiki’s Series A Preferred Stock of $53,071, payable on December 1, 2006 in the form of 23,587 newly issued shares of Series A Preferred Stock. The amount reflects the semi-annual dividend on the Series A Preferred Stock, with such amount converted to shares of Series A Preferred Stock at a rate of $2.25 per share.
Each share of Kahiki’s Series A Preferred Stock is convertible into one share of Kahiki Common Stock. After considering these dividends of shares, Townsends owns 967,078 shares of Series A Preferred Stock. If all such shares were converted into Common Stock, Townsends would own approximately 20.15% of the total then-outstanding Common Stock.
A full description of the provisions of the Series A Preferred Stock is included in the “AMENDED AND RESTATED ARTICLES OF INCORPORATION OF KAHIKI FOODS, INC.” as outlined in Appendix B to the Definitive Proxy Statement for the Annual Meeting of Kahiki Shareholders held on August 8, 2005.
Item 3. Defaults upon Senior Securities
Most of our debt instruments include financial and other covenants that we must meet. We were not in technical compliance with all covenants in our financial and debt instruments at December 31, 2006. Our lenders have a variety of responses available to them, including standing still, increases in some interest rates on the debt, and withholding rights to operate the revolver loan. In addition, the lenders may call the debt that is in default. No lender has exercised any such rights.
Except for principal payments on a note payable to Mrs. Alice Tsao, our Chairwoman, Kahiki is current in all required payments of principal and interest on all our debt. The defaults are caused by the death of Mr. Tsao (which cannot be cured), by cross-default clauses in the KeyBank and Ohio debt instruments (which cannot be cured until all defaults are cured), and by failure of a financial covenant in our debt with KeyBank. Total debt in technical default was $7,356,505 at December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibits filed with this Quarterly Report on Form 10-QSB are attached hereto. For a list of our exhibits, see “Index to Exhibits” following the signature page.
(b) Reports on Form 8-K
Kahiki filed an 8-K dated November 10, 2006 to report that it issued a news release reporting certain results for the second quarter of its fiscal 2007, ending September 30, 2006, and to include as an exhibit a copy of the press release.
Kahiki filed an 8-K dated November 16, 2006 to report the declaration of a dividend on preferred shares in the form of 23,587 additional preferred shares and the issuance of those additional shares.
Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAHIKI FOODS, INC. (Registrant)
/s/ Alan L. Hoover Alan L. Hoover, President and Chief Executive Officer Date: February 9, 2007
/s/ Frederick A. Niebauer Frederick A. Niebauer, Chief Financial Officer and Treasurer Date: February 9, 2007

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION OF EXHIBIT	LOCATION

3.1	Amended and Restated Articles of Incorporation of Registrant	Incorporated herein by reference to Exhibit 3.1 of Registration Statement on Form SB-2 (Registration No. 333-126268)

3.2	Code of Regulations of the Registrant	Incorporated herein by reference to Exhibit 3.2 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.1	Specimen Common Share Certificate	Incorporated herein by reference to Exhibit 4.1 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.2	$2.25 Common Share Purchase Warrant	Incorporated herein by reference to Exhibit 4.2 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.3	$3.00 Common Share Purchase Warrant	Incorporated herein by reference to Exhibit 4.3 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.4*	2001 Non-Qualified and Incentive Stock Option Plan of Registrant	Incorporated herein by reference to Exhibit 4.5 of Registration Statement on Form SB-2 (Registration No. 333-113925)

4.7	Specimen Series A Preferred Share Certificate	Incorporated herein by reference to Exhibit 4.7 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.1	Loan Agreement between Registrant and The Director of Development of Ohio dated as of December 1, 2002	Incorporated herein by reference to Exhibit 10.2 of Registration Statement on Form SB-2 (Registration No. 333-113925)

10.2	Convertible Note Purchase Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.1 of Report on Form 8-K filed on December 28, 2004

10.3	Convertible Promissory Note of Registrant to Townsends, Inc. dated December 21, 2004 2004	Incorporated herein by reference to Exhibit 10.2 of Report on Form 8-K filed on December 28,

10.4	Convertible Promissory Note of Registrant to Townsends, Inc. dated June 3, 2005	Incorporated herein by reference to Exhibit 10.2 of Report on Form 8-K filed on June 9, 2005

10.5	Registration Rights Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.3 of Report on Form 8-K filed on December 28, 2004

10.6	Supply Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.4 of Report on Form 8-K filed on December 28, 2004

10.7	Co-Pack and Storage Agreement between Registrant and Townsends, Inc. dated December 21, 2004	Incorporated herein by reference to Exhibit 10.5 of Report on Form 8-K filed on December 28, 2004

10.8	Term Promissory Note of Registrant to KeyBank National Association dated December 17, 2004	Incorporated herein by reference to Exhibit 10.6 of Report on Form 8-K filed on December 28, 2004

10.9	Subordinated Promissory Note to Alice Tsao dated August 19, 2003	Incorporated herein by reference to Exhibit 10.9 of Report on Form 10-KSB/A for the fiscal year ended March 31, 2005 filed on March 30, 2006

10.10*	Employment Agreement with Alan L. Hoover	Incorporated herein by reference to Exhibit 10.10 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.11	Registration Rights Agreement between Registrant and Barron Partners LP, dated February 27, 2004	Incorporated herein by reference to Exhibit 10.11 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.12	Promissory Note of Registrant to KeyBank National Association dated June 1, 2004 (revolver)	Incorporated herein by reference to Exhibit 10.12 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.13	Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver)	Incorporated herein by reference to Exhibit 10.13 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

10.14	Addendum to Business Loan Agreement (Asset Based) between Registrant and KeyBank National Association dated June 1, 2004 (revolver)	Incorporated herein by reference to Exhibit 10.12 of Report on Form 10-KSB for the fiscal year ended March 31, 2006 filed on July 14, 2006

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 of Report on Form 10-KSB for the fiscal year ended March 31, 2005 filed on June 21, 2005.

16.1	Letter on change in accountant	Incorporated herein by reference to Exhibit 16.1 of Report on Form 8-K filed on December 28, 2004

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Included herein

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Included herein

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herein
• Represents compensation arrangement.